Form 10-Q
period 1996-06-30
CENTRAL FINANCIAL ACCEPTANCE CORP
filed 1996-08-14
CIK 1012483

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996

                                       OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number       001-11815

                    CENTRAL FINANCIAL ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                            95-4574983
- -------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                            5480 East Ferguson Drive
                           Commerce, California 90022
                    ----------------------------------------
                    (Address of principal executive offices)


                                (213) 720-8600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES   X    NO
                          -------    -------

Number of shares outstanding as of August 13, 1996: 7,277,000.

CENTRAL FINANCIAL ACCEPTANCE CORPORATION

                                   FORM 10-Q


                                     INDEX


                                                                       Page No.
- -------------------------------------------------------------------------------
PART I.          FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements:

                 Condensed Consolidated Balance Sheets at
                 June 30, 1996 and December 31, 1995  . . . . . . . . .    1

                 Condensed Consolidated Statements of
                 Operations for the Three and Six Months
                 Ended June 30, 1996 and 1995 . . . . . . . . . . . . .    2

                 Condensed Consolidated Statements of
                 Cash Flows for the Six Months Ended
                 June 30, 1996 and 1995 . . . . . . . . . . . . . . . .    3

                 Notes to Condensed Consolidated Financial
                 Statements   . . . . . . . . . . . . . . . . . . . . .    4

Item 2.          Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations  . . . . . . . . . . . . . . . . . . . .    8


PART II.         OTHER INFORMATION

Item 5.          Other Information  . . . . . . . . . . . . . . . . . . .  13

Item 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . .  13

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

PART I.  FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)





                                                                                  June 30,         December 31,
                                                                                    1996             1995
                                                                               -------------     --------------

                                              A S S E T S
Cash                                                                            $    500            $      7
Consumer Finance receivables, net                                                 89,719              90,471
Automobile Finance receivables, net                                                7,239               3,793
Prepaid expenses and other current assets                                          2,187               1,237
Deferred income taxes                                                              2,479               2,473
Property and equipment, net                                                        2,291               2,060
Intangible asset, net                                                              2,975               1,399
                                                                                --------            --------
    Total assets                                                                $107,390            $101,440
                                                                                ========            ========


                                  LIABILITIES AND STOCKHOLDER'S EQUITY

Notes payable                                                                   $ 68,080            $ 63,967
Accrued expenses and other current liabilities                                     2,698               1,415
Income taxes payable                                                                 433               1,576
Long-term debt                                                                       850                 850
                                                                                --------            --------
    Total liabilities                                                             72,061              67,808
                                                                                --------            --------
Commitments and contingencies                                                     -                  -
Stockholder's equity:
    Preferred stock, $.01 par value, 5,000,000
       shares authorized; no shares outstanding                                   -                  -
    Common stock, $.01 par value, 20,000,000 shares
       authorized; 5,150,000 shares issued and outstanding                            52                  52
    Paid-in capital                                                               25,467              26,082
    Retained earnings                                                              9,810               7,498
                                                                                --------             -------
         Total stockholder's equity                                               35,329              33,632
                                                                                --------            --------
    Total liabilities and stockholder's equity                                  $107,390            $101,440
                                                                                ========            ========

           See notes to condensed consolidated financial statements.

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                                THREE MONTHS ENDED           SIX MONTHS ENDED

                                                                     JUNE 30,                    JUNE 30,
                                                                 -----------------          ------------------
                                                                  1996       1995            1996        1995
                                                                 ------     ------          ------      ------
Revenues:
    Interest income                                             $ 5,564     $4,244         $11,043     $ 8,208
    Automobile sales                                              2,579        385           4,617         385
    Other income                                                  2,237        938           4,005       1,821
                                                                -------     ------         -------     -------
         Total revenues                                          10,380      5,567          19,665      10,414

Costs and expenses:
    Operating expenses                                            2,999      1,751           5,503       3,273
    Cost of automobiles sold                                      1,765        274           3,120         274
    Provision for credit losses                                   2,358      1,309           4,705       2,415
    Interest expense                                              1,241      1,097           2,482       2,172
                                                                -------     ------         -------     -------
         Total costs and expenses                                 8,363      4,431          15,810       8,134
                                                                -------     ------         -------     -------

Income before provision for income taxes                          2,017      1,136           3,855       2,280
Provision for income taxes                                          808        459           1,543         924
                                                                -------     ------         -------     -------

Net income                                                      $ 1,209     $  677         $ 2,312     $ 1,356
                                                                =======     ======         =======     =======

PER SHARE DATA:
- ---------------

    Net income per share                                        $  0.23     $ 0.13         $  0.45     $  0.26

    Weighted average common shares outstanding                    5,150      5,150           5,150       5,150

    Supplementary net income per share                          $  0.21     $ 0.13         $  0.40     $  0.26

    Supplementary weighted average number of common               7,277      7,277           7,277       7,277
    shares outstanding

           See notes to condensed consolidated financial statements.

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30 ,
                                                                                  ---------------
                                                                                1996          1995
                                                                                ----          ----
Cash flows from operating activities:
    Net income                                                               $ 2,312       $ 1,356
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                            80           198
         Provision for credit losses                                           4,705         2,415
         Deferred income taxes                                                    (6)          153
    Changes in assets and liabilities:
         Prepaid expenses and other current assets                              (950)         (448)
         Accrued expenses and other current liabilities                          140           151
                                                                             -------       -------
         Net cash provided by operating activities                             6,281         3,825
                                                                             -------       -------
Cash flows from investing activities:
    Installment contracts originated and acquired, net                        (7,399)       (2,364)
    Capital expenditures                                                        (276)          (44)
    Acquisition of travel companies                                           (1,611)          -
                                                                             -------       -------
         Net cash used in investing activities                                (9,286)       (2,408)
                                                                             -------       -------
Cash flows from financing activities:
         Capital withdrawal                                                     (615)       (4,688)
         Net  proceeds from notes payable                                      4,113         3,090
                                                                             -------       -------
         Net cash provided (used) by financing activities                      3,498        (1,598)
                                                                             -------       -------

Net increase (decrease) in cash                                                  493          (181)
Cash, beginning of period                                                          7           215
                                                                             -------       -------
Cash, end of period                                                          $   500       $    34
                                                                             =======       =======

Cash paid during the period for:
    Interest                                                                 $ 2,396       $ 2,229
    Income taxes                                                             $ 2,693       $ 1,261

           See notes to condensed consolidated financial statements.

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of Central Financial Acceptance Corporation ("CFAC") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition and operating results for the interim periods presented have been included. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These interim financial statements should be read in conjunction with the prospectus dated June 26, 1996, including the financial statements and notes contained therein, filed with the Securities and Exchange Commission.

         CFAC was formed in April 1996 and consummated its initial public offering on July 2, 1996, when it sold 2.13 million shares of common stock, which resulted in proceeds to the Company, net of underwriting discount of approximately $23.7 million before expenses. CFAC was a wholly owned subsidiary of Banner's Central Electric, Inc. Banner's Central Electric, Inc. is wholly owned by Banner Holdings, Inc. ("Holdings") and is a consumer products retailer that provides its customers with financing for the merchandise it sells. On June 24, 1996, CFAC, Banner's Central Electric, Inc. and Holdings entered into an agreement (the "Reorganization Agreement") whereby Holdings contributed to Banner its investments in certain wholly owned subsidiaries, along with the subsidiaries' operations, (the "Holdings Subsidiaries") and Banner's Central Electric, Inc. contributed to CFAC its investments in the Holdings Subsidiaries and the finance portion of its consumer products business, and cash in such amount so as to leave CFAC with $500,000 of cash on hand. Pursuant to the Reorganization Agreement, the intercompany accounts between CFAC, Banner's Central Electric, Inc. and Holdings that arose as a result of the Reorganization Agreement and from other transactions, except with respect to income taxes, were forgiven and reclassified as stockholder's equity.

         In addition to the Reorganization Agreement, CFAC, Banner's Central Electric, Inc. and Holdings entered into certain agreements for the purpose of defining the ongoing relationships among them (see Note 9). The transactions and agreements entered into pursuant to the Reorganization Agreement are referred to herein as the "Reorganization." Management of CFAC believes that such agreements provide for reasonable allocations of costs between the parties.

         The reorganization was accounted for at historical cost in a manner similar to a pooling of interests. The accompanying condensed consolidated financial statements reflect the combined historical operations of CFAC and its subsidiaries as if the Reorganization had taken place at the beginning of the periods presented, except for the contribution of cash in such amount so as to leave CFAC with $500,000 upon the Reorganization. CFAC and its subsidiaries, as reorganized, are referred to herein as "Central" or the "Company." Banner's Central Electric, Inc., including the operations of Banner's Central Electric, Inc. that remain after contributing the finance portion of its consumer products business to CFAC, is referred to herein as "Banner."

         Unaudited supplementary net income per share is based on the number of common shares issued by the Company pursuant to the Reorganization and the number of shares sold by the Company in its initial public offering, as if all such shares were outstanding as of January 1, 1995, and also gives effect to a reduction of interest expense, net of income tax expense, resulting from the reduction of indebtedness upon application of the net proceeds of the proposed offering as if it had occurred on January 1, 1995.

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED






2.       NATURE OF OPERATIONS

         The Company provides unsecured small loans and financing for the purchase of consumer products for customers in greater Los Angeles and San Francisco, and beginning in 1995, sells and finances the purchases of used cars and travel tickets. Substantially all of the consumer product purchases that are financed by the Company are made by customers of affiliated companies. The Company experiences the highest demand for its financial products and services between October and December, and experiences the lowest demand for its financial products and services between January and March.

3.       ACQUISITIONS

         In May 1996, the Company acquired the business of, and assumed the leasehold interests to six travel locations in greater Los Angeles. In addition, in June 1996, the Company acquired the business of and assumed the leasehold interest to 19 travel locations of which 14 are in greater Los Angeles, two locations are in Chicago and one location is in each of Dallas, Las Vegas and San Diego. Such transactions are not material from a financial point of view.


4.       EARNINGS PER COMMON SHARE

         Earnings per common share have been computed on the basis of the weighted average number of common shares outstanding. There were no common stock equivalents for the periods presented.

5.       FINANCE RECEIVABLES

          Central's Consumer Finance receivables include installment contracts that are purchased from Banner and unaffiliated third-party retailers that sell the products or services, receivables that arise from unsecured small loans and installment contracts that are originated when customers buy travel tickets. Add-on interest of 11% to 13% per annum is included in the face amount of the finance receivables together with administrative fees that are charged on certain small loan contracts. The annual percentage rate varies depending on the length of the contract and the amount of administrative fees. The contracts provide for scheduled monthly payments and mature generally from 1 to 15 months. Central's Automobile Finance receivables arise when customers buy used cars from the Company. The contracts provide for scheduled monthly payments and mature generally from 36-42 months.

         The Company generally provides an allowance for credit loses in the Consumer Finance and Automobile Finance receivable portfolios at the time that the contract is purchased or the retail sale is made. The allowance for credit losses in the Company's unsecured small loan business is provided for following the origination of the loans over the period that the events giving rise to the credit losses are estimated to occur. The Company's Consumer Finance receivables comprise smaller-balance, homogeneous loans that are evaluated collectively to determine an appropriate allowance for credit losses. The allowance for credit losses is maintained at a level considered adequate to cover losses in the existing portfolios. Collection of past due accounts is pursued by the Company, and when the characteristics of an individual account indicate that collection is unlikely, the account is charged off and turned over to a collection agency. Accounts are generally charged off when they are 91 days past due.

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

         Deferred insurance revenue arises from the deferral of the recognition of revenue from certain credit insurance contracts. Insurance premium revenue is recognized over the life of the related contract using a method that approximates the interest method.

                                                    CONSUMER                         AUTOMOBILE
                                                FINANCE RECEIVABLES              FINANCE RECEIVABLES
                                            JUNE 30,       DECEMBER 31,        JUNE 30,    DECEMBER 31,
                                         -------------------------------    -----------------------------
                                             1996               1995            1996              1995
                                             ----               ----            ----              ----
Gross receivable                         $108,892,000       $108,648,000     $10,383,000       $5,545,000
Deferred interest                          11,879,000         12,245,000       2,465,000        1,342,000
                                         ------------       ------------     -----------       ----------
Net receivable                             97,013,000         96,403,000       7,918,000        4,203,000
Deferred administrative
  fee & insurance                           1,050,000            977,000               -                -
Allowance for credit losses                 6,244,000          4,955,000         679,000          410,000
                                         ------------          ---------     -----------       ----------
                                         $ 89,719,000       $ 90,471,000     $ 7,239,000       $3,793,000
                                         ============       ============     ===========       ==========



6.  REVENUES

         Interest income on the Consumer Finance and Automobile Finance receivables is deferred and recognized over the lives of the contracts using the "interest method" or the "Rule of 78s," which approximates the interest method. Transaction fees on contracts purchased from a related party are recognized using the interest method. Administrative fees are deferred and recognized over the estimated average life of contract using the "Rule of 78s." Administrative fees and interest income on the Automobile Finance receivables, which began in 1995, are included in other income in the condensed consolidated statements of operations.


7.  NOTES PAYABLE

         Notes payable consist of:

                                                                           JUNE 30,        DECEMBER 31,
                                                                         ------------      ------------
                                                                             1996              1995
                                                                         ------------      ------------
Bank of America line of credit                                            $38,192,000       $40,317,000
Wells Fargo line of credit                                                 28,550,000        23,650,000

Other                                                                       1,338,000                 -
                                                                          -----------       -----------
                                                                          $68,080,000       $63,967,000
                                                                          ===========       ===========

    The Company has a credit agreement with Bank of America National Trust and Savings Association (the "Bank of America Line of Credit") that, as amended, provides for the issuance of notes up to $60,000,000, subject to an allowable borrowing base. The amounts outstanding under these notes bear interest at rates that are determined by the type of borrowing. Borrowings under the notes are collateralized by certain receivables in the Company's Consumer Finance receivable portfolio and Banner is a guarantor. The Bank of America Line of Credit, as amended, matures on August 30, 1996 and contains certain restrictive covenants that prohibit the Company from paying dividends and require, among other things, the maintenance of certain financial ratios and amounts. The amount of unused credit under the facility was limited by the allowable borrowing base and was approximately $962,000 at December 31, 1995. The credit facility was fully utilized at June 30, 1996.

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

    The Company has a credit agreement with Wells Fargo Bank National Association (the "Wells Fargo Line of Credit") that, as amended, provides for the issuance of notes up to $30,000,000 subject to an allowable borrowing base. The amounts outstanding under these notes bear interest at rates that are determined by the type of borrowing. Borrowings under the notes are collateralized by certain receivables in the Company's Consumer Finance receivable portfolio and by the Company's Automobile Finance receivable portfolio. The Wells Fargo Line of Credit, as amended, expires on December 31, 1996. The credit facility contains certain restrictive covenants that prohibit the Company from paying dividends and require, among other things, the maintenance of certain financial ratios and amounts. The amount of unused credit under the facility was limited by the allowable borrowing base and was approximately $4,134,000 and $1,450,000 at December 31, 1995 and June 30, 1996,
respectively. Other Notes Payable consist of loans due to affiliates, which will be repaid out of the proceeds from the Company's initial public offering.

8.  LONG-TERM DEBT

    Long-term debt consists of a promissory note payable to a bank that bears interest at the bank's reference rate. Interest is payable monthly and the principal is due July 1998. The note is secured by a deed of Trust.

9.  RELATED PARTY TRANSACTIONS

    As discussed in Note 1, on June 24, 1996, the Company entered into the Reorganization Agreement and certain other agreements with Banner and Holdings (the "Financing Agreement," the "Option Agreement," and the "Operating Agreement"). The accompanying condensed consolidated financial statements have been prepared as if such agreements and the Reorganization Agreement were in place from 1991.

    The Financing Agreement grants the Company the exclusive right to provide financing to Banner's customers for a term of fifteen years from the date of the Reorganization and provides that the Company will purchase the contracts from Banner at face value less a 1.6% transaction fee, or, if the Company originates such receivables, Banner will be obligated to pay the Company a fee of 1.6% on each such receivable originated by the Company. The Company may terminate the Financing Agreement at any time upon one year's prior written notice to Banner. In the accompanying condensed consolidated financial statements, the transaction fee was computed based on 1.6% of the average net receivables of purchased contracts in the Consumer Finance receivable portfolio, which approximates the transaction fee that would be computed based on 1.6% of net contracts purchased from Banner recognized using the interest method. The transaction fee totaled $220,000 for the three months ended June 30, 1996 and $447,000 for the six months ended June 30, 1996, respectively.

    Pursuant to the Option Agreement, Holdings granted the Company an option, exercisable for a two-year period commencing one year from the date of the Reorganization, to acquire all of the outstanding capital stock of Banner (the "Option") at an exercise price equal to the book value of Banner for the month ended immediately preceding the exercise. If the Company exercises the Option, the exercise prices is payable in cash or in shares of the Company's common stock.

    The Operating Agreement provides, among other things, that Banner, Holdings or their affiliates are obligated to provide to the Company, and the Company is obligated to utilize, certain services, including accounting, management information systems and employee benefits. If such services involve an allocation of expenses, such allocation shall be made on a reasonable basis.
To the extent that such services directly relate to the finance portion of the consumer products business contributed by Banner to the Company, or to the extent that other costs are incurred by Banner, Holdings or their affiliates that directly relate to the Company, the Company is obligated to pay Banner's, Holdings' or their affiliates' actual cost of providing such services or incurring such costs. Employee benefit expenses are allocated to the Company based on the ratio of actual payroll expenses of employees in the consumer products business contributed by Banner to the Company compared to total actual payroll expenses of Banner before such allocation. Accounting expenses are allocated 50% to the Company. The operating costs of Banner's management information systems function are allocated initially 50% to the Company for a period of five years, subject to adjustment from time to time to reflect changing costs and usage. Except for management information systems services, the Operating Agreement continues until terminated by either the Company, Holdings or Banner upon one year's prior written notice. Termination may be made on a service-by-service basis or in total.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following sets forth certain information relating to the Company's financial trends, credit quality and delinquency experienced for the Company's Consumer Finance receivable portfolio, for the periods presented.


                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     JUNE 30,                   JUNE 30,
                                                               ----------------------      -------------------
                                                                1996           1995         1996         1995
                                                               -------       --------      ------      -------
FINANCIAL TRENDS (000's omitted)

Gross receivable (at end of period)                            $108,892      $84,367       $108,892    $84,367
Deferred interest (at end of period)                             11,879        8,991         11,879      8,991
                                                                 ------        -----         ------      -----
Net receivable (at end of period)                                97,013       75,376         97,013     75,376

Deferred administrative fees & insurance (at end of period)       1,050          692          1,050        692
Allowance for credit  losses (at end of period)                   6,244        4,407          6,244      4,407
                                                                  -----        -----          -----      -----

Net carrying value                                             $ 89,719      $70,277       $ 89,719    $70,277
                                                               ========      =======       ========    =======

Average net receivable                                         $ 93,618      $74,199       $ 94,231    $74,241

Average interest bearing liabilities(1)                          63,437       50,551         62,647     50,980

Administrative fee income                                           455          268            869        531

Total interest income(2)                                          5,564        4,244         11,043      8,208
Total interest expense                                            1,241        1,097          2,482      2,172
                                                                  -----        -----          -----      -----
Net interest income before provision for credit losses            4,323        3,147          8,561      6,036

Net provision for credit losses                                   2,126        1,309          4,279      2,415

Net write-off's                                                   1,530          955          2,990      1,720

Average interest rate on average net receivables                  23.8%        22.9%          23.4%      22.1%
Average interest rate on interest bearing liabilities              7.8%         8.7%           7.9%       8.5%
                                                                  ----         ----           ----       ----

Net interest spread                                               16.0%        14.2%          15.5%      13.6%
                                                                  ====        =====          =====      =====



(1) The amounts represent borrowings and related interest expense on the Company's lines of credit, excluding amounts related to the Company's other borrowings.

(2) The amounts represent interest income on Consumer Finance receivables, excluding administrative fees, late charges and other charges, which are included in the Condensed Consolidated Statements of Operations.

                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                     JUNE 30,                    JUNE 30,
                                                                 ----------------            ----------------
                                                                 1996        1995            1996        1995
                                                                 ----        ----            ----        ----
CREDIT QUALITY (000's omitted)

Average net receivable                                          $93,618     $74,199         $94,231    $74,241

Net provision for credit losses total                             2,126       1,309           4,279      2,415

Net write-off's total                                             1,530         955           2,990      1,720

Provision for credit losses as a % of
       average net receivable                                      9.1%        7.1%            9.1%       6.5%

Net write-off's as a % of average net receivable                   6.5%        5.1%            6.3%       4.6%

END OF PERIOD (000's omitted)

Net receivable                                                     -           -            $97,013    $75,376
Allowance for credit losses                                        -           -              6,244      4,407
Allowance for credit losses as a % of net receivable               -           -               6.4%       5.8%

DELINQUENCY EXPERIENCE (000's omitted)

Past due accounts (gross receivable)
31-60 days                                                         -           -            $ 2,534    $ 1,694
61 days or more                                                    -           -              3,466      2,353

Accounts with payments 31 days or more past due
as a percentage of end of period gross receivables                 -           -               5.5%       4.8%

AUTOMOBILE FINANCE PORTFOLIO

The Company began offering company-financed sales of automobiles in mid-1995. At June 30, 1996 and December 31, 1995, the gross receivable of this portfolio was million $10.4 and $5.5 million, respectively; the net receivable was million $7.9 and $4.2 million, and the allowances for credit losses was $.7 million and are $.4 million, respectively. No write-off's, or provision for credit losses were provided in the six months ended June 30, 1996. Write-off's of $60,000 and $157,000 were charged against the allowance for credit losses in the three and six months ended June 30, 1996. For these periods, the provision for credit losses was $242,000 and $426,000, repectively.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1995.

         Total revenues in the three months ended June 30, 1996 increased to $10.4 million from $5.6 million in the three months ended June 30, 1995, an increase of $4.8 million or 86.5%.

         Interest income on the Consumer Finance receivables portfolio in the three months ended June 30, 1996 increased to $5.6 million from $4.2 million in the three months ended June 30, 1995, an increase of $1.3 million or 31.1%. This increase was primarily attributable to an increase in the Consumer Finance receivable portfolio which averaged $93.6 million in the three months ended June 30, 1996, compared to $74.2 million in the three months ended June 30, 1995. The average interest rate the Company charged on this portfolio increased to 23.8% for the three months ended June 30, 1996, compared to 22.9% for the three months ended June 30, 1995.

                 For the three months ended June 30, 1996, revenues from the sale of automobiles, which business commenced in June 1995 increased to $2.6 million from $0.4 million in the three months ended June 30, 1995.

         Other income for the three months ended June 30, 1996 increased to $2.2 million from $0.9 million in the three months ended June 30, 1995. Other income includes an increase in the three months ended June 30, 1996 of $.4 million of net revenues earned from the sale of airline tickets, which commenced in June 1995. The remaining increase in other income was primarily due to an increase of $.2 million in administrative fee income earned on small loans, a $.3 million increase in late charges, and an increase of $.4 million of interest earned on the Company's Automobile Finance receivable portfolio.

         Operating expenses in the three months ended June 30, 1996 increased to $3.0 million from $1.8 million in the three months ended June 30, 1995, an increase of $1.2 million or 71.3%. Of this increase, $.9 million is attributable to operating costs and expenses incurred in connection with the sale of automobiles and airline tickets which businesses commenced in June and July 1995. The remaining increase of $.3 million was primarily due to the expansion of the small loan business, including an increase in the number of employees and related payroll expenses.

         The cost of automobiles sold for the three months ended June 30, 1996 was $1.8 million and $0.3 million for the three months ended June 30, 1995.

         The provision for credit losses in the three months ended June 30, 1996 increased to $2.4 million from $1.3 million in the three months ended June 30, 1995, an increase of $1.1 million or 80.1%. This increase was primarily due to the growth experienced by the Company in its Consumer Finance and Automobile Finance receivable portfolios, and to higher levels of write-off's.

         Interest expense in the three months ended June 30, 1996 increased to $1.2 million from $1.1 million in the three months ended June 30, 1995, an increase of $.1 million or 13.1%. This increase was primarily due to a higher level of borrowings under the lines of credit to support the growth of the Company's Consumer Finance receivable and Automobile Finance receivable portfolios, offset by lower interest rates.

         As a result of the foregoing factors, net income in the three months ended June 30, 1996 increased to $1.2 million from $.7 million in the three months ended June 30, 1995, an increase of $.5 million or 78.6%.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1995.


         Total revenues in the six months ended June 30, 1996 increased to $19.7 million from $10.4 million in the six months ended June 30, 1995, an increase of $9.3 or 88.8%.

         Interest income on the Consumer Finance receivable portfolio for the six months ended June 30, 1996 increased to $11.0 million from $8.2 million in the six months ended June 30, 1995, an increase of $2.8 million or 34.5%. This increase was primarily attributable to an increase in the Consumer Finance receivable portfolio which averaged $94.2 million in the six months ended June 30, 1996, compared to $74.2 million in the six months ended June 30, 1995.
The average interest rate the Company charged on this portfolio increased to 23.4% for the six months ended June 30, 1996, compared to 22.1% for the six months ended June 30, 1995.

         For the six months ended June 30, 1996, revenues from the sale of automobiles, which business commenced in June 1995 increased to $4.6 million from $.4 in the six months ended June 30, 1995.

         Other income for the six months ended June 30, 1996 increased to $4.0 million from $1.8 million in the six months ended June 30, 1995, an increase of $2.2 million or 119.9%. Other income increased in the six months ended June 30, 1996 by $.6 million of net revenues earned from the sale of airline tickets, which commenced in June 1995. The remaining increase in other income was primarily due to an increase of $.4 million in administrative fee income earned on small loans to customers, and a $.6 million increase in late charges earned on the Company's Consumer Finance receivable portfolio and an increase of $.6 million of interest earned on its Automobile Finance receivable portfolio.

         Operating expenses in the six months ended June 30, 1996 increased to $5.5 million from $3.3 million in the six months ended June 30, 1995, an increase of $2.2 million or 68.1%. Of this increase, $1.5 million is attributable to operating costs and expenses incurred in connection with the sale of automobiles and airline tickets. The remaining increase of $.7 million was primarily due to the expansion of the small loan business, including an increase in the number of employees and related payroll expenses.

         The cost of automobiles sold for the six months ended June 30, 1996 was $3.1 million and $.03 million for the six months ended June 30, 1995.

         The provision for credit losses in the six months ended June 30, 1996 increased to $4.7 million from $2.4 million in the six months ended June 30, 1995, an increase of $2.3 million or 94.8%. This increase was primarily due to the growth experienced by the Company in its Consumer Finance receivable and Automobile Finance receivable portfolios and to higher levels of write-off's.

         Interest expense in the six months ended June 30, 1996 increased to $2.5 million from $2.2 million in the six months ended June 30, 1995, an increase of $.3 million or 14.3%. This increase was primarily due to a higher level of borrowings under the lines of credit to support the growth of the Company's Consumer Finance receivable and Automobile Finance receivable portfolio, offset by lower interest rates.

         As a result of the foregoing, net income in the six months ended June 30, 1996 increased to $2.3 million from $1.4 million in the six months ended June 30, 1995, an increase of $.9 million or 70.5%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations through the cash flow generated from operations, borrowings under its Lines of Credit, and from periodic contributions to capital made by Holdings and related entities.

         For the six months ended June 30, 1996, net cash provided from operations totalled $6.3 million. While investing activities utilized $9.3 million of cash flow. During this period the Company borrowed $ 4.1 million of notes payable and paid a capital withdrawal of $.6 million to Banner.

         Currently, the Company funds its lending activities and operations in part with borrowings under the Bank of America Line of Credit and Wells Fargo Line of Credit. The amount of credit available at any one time under the Bank of America Line of Credit is limited to 75% of certain eligible contracts in the Company's Consumer Finance receivable portfolio. As of June 30, 1996, the total amount available to the Company under the Bank of America Line of Credit was $38.0 million, all of which was outstanding. The Bank of America Line of Credit was amended and restated as of June 24, 1996 and expires on August 30, 1996. Borrowings under the Wells Fargo Line of Credit may be used only to finance the Company's travel finance, auto finance and small loan businesses. The amount of credit available at any one time under the Wells Fargo Line of Credit is limited to 70% of eligible contracts. As of June 30, 1996, the total amount available to the Company under the Wells Fargo Line of Credit was $30.0 million, of which approximately $28.5 million was outstanding. The Wells Fargo Line of Credit expires on December 31, 1996. The Company believes it will be able to renew both of its Lines of Credit.

         The Company requires substantial capital to finance its business. Consequently, the Company's ability to grow and the future of its operations will be affected by the availability of financing and the terms thereof. The amount of debt the Company requires from time to time depends on the Company's needs for cash, as determined by its operating performance and its ability to borrow under the terms of its various loan agreements. The Company intends to meet its short-term liquidity needs with cash flow from operations, a portion of the proceeds from the Company's initial public offering and borrowings under its Lines of Credit.

         The net proceeds of the Company's initial public offering are expected to be sufficient to fund the Company's liquidity requirements for more than 12 months if the company were to maintain its operations at current levels. However, the Company may need to arrange for additional bank borrowings, or additional debt, or equity financing as it continues to grow. The Company believes that its Lines of Credit can be renewed, that the increase in equity resulting from the Offering will facilitate the Company's ability to incur increased indebtedness, and that it can obtain alternative financing sources that, together with cash flow from operations and the net proceeds form the Offering, would provide the Company sufficient resources to meet its capital requirements.

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         2.1* Reorganization Agreement between the Company, Banner's Central Electric, Inc. and Banner Holdings, Inc. dated as of June 24, 1996.

         3.1*    Certificate of Incorporation of the Company.

         3.2*    By-laws of the Company.

         10.1*   1996 Stock Option Plan dated as of June 24, 1996.

         10.2* Indemnification Agreement between the Company and certain directors and officers of the Company.

         10.3* Employment Agreement between the Company and Gary M. Cypres dated as of June 24, 1996.

         10.4* Financing Agreement between the Company, Banner's Central Electric, Inc. and Banner Holdings, Inc. dated as of June 24, 1996.

         10.5* Option Agreement between the Company, Banner's Central Electric, Inc. and Banner Holdings, Inc. dated as of June 24, 1996.

         10.6* Operating Agreement between the Company, Banner's Central Electric, Inc. and Banner Holdings, Inc. dated as of
                 June 24, 1996.

         10.7* Tax Sharing Agreement between the Company, Banner's Central Electric, Inc. and Banner Holdings, Inc. dated as of June 24, 1996.

         10.8* Indemnification Agreement between the Company, Banner's Central Electric, Inc. and Banner Holdings, Inc. dated as of June 24, 1996.

         10.9* Indemnification Agreement dated as of June 24, 1996 between the Company and Banner Holdings, Inc.

         10.10* Credit Agreement dated as of December 14, 1993 among Banner's Central Electric Consumer Finance Company and Wells Fargo Bank, N.A. as amended.

         10.11* Credit Agreement amended and restated as of April 29, 1996 among Banner's Central Electric, Inc. and Bank of America National Trust and Savings Association.

         10.12* Central Financial Acceptance Corporation Supplemental Executive Retirement Plan dated as of June 24, 1996.

         10.13* Central Financial Acceptance Corporation Executive Deferred Salary and Bonus Plan dated as of June 24, 1996.

         10.14* Third Amended and Restated Loan Agreement dated as of June 24, 1996 among the financial institutions named therein, Central Installment Credit Corporation, and Banner's Central Electric, Inc.

         10.15* Central Ram, Inc. Amended and Restated Security Agreement dated as of June 24, 1996 between Central Ram, Inc. and Bank of America National Trust and Savings Association.

         10.15* Central Ram, Inc. Amended and restated Security Agreement dated as of June 24, 1996 between Central Ram, Inc. and Bank of America National Trust and Savings Association.

         10.16* Central Installment Credit Corporation Security Agreement dated as of June 24, 1996 between Central Installment Credit Corporation and Bank of America National Trust and Savings Association.

         10.17* Central Ram, Inc. Continuing Guaranty dated as of June 24, 1996 in favor of Bank of America National Trust and Savings Association.

         10.18* Banner's Central Electric, Inc. Continuing Guaranty dated as of June 24, 1996 in favor of Bank of America National Trust and Savings Association.

         10.19* Company's Continuing Guaranty dates as of June 24, 1996 in favor of Bank of America National Trust and Savings Association.


         10.20* Stock Pledge Agreement dated as of June 24, 1996 between the Company and Bank of America National Trust and Savings Association.

         10.21* Banner's Central Electric, Inc. Second Amended and Restated Security Agreement dated as of June 24, 1996 between Banner's Central Electric, Inc. and Bank of America National Trust and Savings Association.

         10.22* Adoption Agreement for the Qualified Benefits, Inc. Regional Prototype Non-Standardized Profit Sharing Plan and Trust effective as of November 1, 1989.



         * Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-3790)


         (b)     Reports
                 No reports on Form 8-K were required to be filed by the Company during the six months ended June 30, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CENTRAL FINANCIAL ACCEPTANCE CORPORATION



August 13, 1996                     /s/ Gary M. Cypres
                                  ------------------------------------------
                                  Gary M. Cypres
                                  Chairman of the Board, Chief Executive
                                  Officer and President



August 13, 1996                     /s/ Neal E. Gower
                                  -----------------------------------------
                                  Neal E. Gower
                                  Controller (Principal Accounting Officer)