Form 10-Q
period 1996-09-30
CENTRAL FINANCIAL ACCEPTANCE CORP
filed 1996-11-14
CIK 1012483

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   Commission File Number       33-03790

                    CENTRAL FINANCIAL ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)


              Delaware                                            95-4574983
-------------------------------                                ------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                                 Identification No.)

                            5480 East Ferguson Drive
                           Commerce, California 90022
                     --------------------------------------
                    (Address of principal executive offices)


                                (213) 720-8600
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           YES   X    NO
                                                  ---       ---

Number of shares outstanding as of November 14, 1996:  7,277,000.

                    CENTRAL FINANCIAL ACCEPTANCE CORPORATION

                                   FORM 10-Q


                                     INDEX

                                                                                                                           Page No.
-------------------------------------------------------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets at September 30, 1996 and December 31, 1995  . . . . . . . . . . . . . . . . . .   1

          Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
          September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

          Notes to Condensed Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . . . . . . . . . . .   9


PART II.  OTHER INFORMATION

Item 5.   Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

PART I.  FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (DOLLARS IN THOUSANDS)





                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                1996                1995
                                                                             ------------     ---------------
                                      A S S E T S
Cash                                                                            $  5,257       $           7
Consumer Finance receivables, net                                                 98,992              90,471
Automobile Finance receivables, net                                                8,692               4,203
Prepaid expenses and other current assets                                          1,341               1,237
Deferred income taxes                                                              2,469               2,473
Property and equipment, net                                                        2,620               2,060
Intangible asset, net                                                              3,300               1,399
                                                                                --------            --------
    Total assets                                                                $122,671            $101,850
                                                                                ========             =======


                              LIABILITIES AND STOCKHOLDER'S EQUITY
Notes payable                                                                   $ 55,454           $  63,967
Accrued expenses and other current liabilities                                     5,084               1,825
Income taxes payable                                                               1,643               1,576
Long-term debt                                                                       850                 850
                                                                                --------            --------

    Total liabilities                                                             63,031              68,218
                                                                                --------            --------
Commitments and contingencies
Stockholder's equity:
    Preferred stock, $.01 par value, 5,000,000
       shares authorized; no shares outstanding                                   -                  -
    Common stock, $.01 par value, 20,000,000 shares
       authorized; 7,277,000 and 5,150,000 shares issued and outstanding,
       respectively                                                                   73                  52

    Paid-in capital                                                               48,047              26,082
    Retained earnings                                                             11,520               7,498
                                                                                --------            --------
    Total stockholder's equity                                                    59,640              33,632
                                                                                --------            --------
    Total liabilities and stockholder's equity                                  $122,671            $101,850
                                                                                ========            ========

            See notes to condensed consolidated financial statements.

                 CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                               ----------------------       ---------------------
                                                                 1996        1995             1996       1995
                                                               ----------  ----------       ---------- ----------

Revenues:
    Interest income on consumer finance receivables              $6,107      $4,643         $17,150    $12,851
    Interest income on auto finance receivables                     461          32           1,063         32
    Other income                                                  3,103       1,066           6,492      2,883
                                                                 ------      ------         -------    -------
         Total revenues                                           9,671       5,741          24,705     15,766

Costs and expenses:
    Operating expenses                                            3,520       1,879           7,900      5,068
    Provision for credit losses                                   2,189       1,293           6,468      3,708
    Interest expense                                              1,001       1,038           3,483      3,210
                                                                 ------      ------         -------    -------
         Total costs and expenses                                 6,710       4,210          17,851     11,986
                                                                 ------      ------         -------    -------

Income before discontinued operations & provision for income
  taxes                                                           2,961       1,531           6,854      3,780
Provision for income taxes                                        1,182         609           2,741      1,521
Income (Loss) from discontinued operations, (net of tax)            (69)        122             (91)       141
                                                                 ------      ------         -------    -------

Net income                                                       $1,710      $1,044         $ 4,022    $ 2,400
                                                                 ======      ======         =======    =======

PER SHARE DATA:
---------------

    Earnings per share before discontinued operations            $ 0.25      $ 0.18         $  0.70    $  0.44
    Earnings (Loss) per share discontinued operations             (0.01)       0.02           (0.01)      0.03
                                                                 ------      ------         -------    -------
    Earnings per share                                           $ 0.24      $ 0.20         $  0.69    $  0.47

    Weighted average common shares outstanding                    7,254       5,150           5,856      5,150

    Supplementary net income per share                           $ 0.23      $ 0.18         $  0.63    $  0.45

    Supplementary weighted average number of common               7,277       7,277           7,277      7,277
    shares outstanding

           See notes to condensed consolidated financial statements.

                      CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (DOLLARS IN THOUSANDS)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                             ------------------------
                                                                                1996          1995
                                                                             --------     -----------

Cash flows from operating activities:
    Net income                                                              $  4,022        $ 2,400
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                           146            292
         Provision for credit losses                                           6,468          3,708
         Deferred income taxes                                                     4            153
    Changes in assets and liabilities:
         Prepaid expenses and other current assets                              (104)        (1,094)
         Accrued expenses and other current liabilities                        3,326            998
                                                                            --------        -------
         Net cash provided by operating activities                            13,862          6,457
                                                                            --------        -------
Cash flows from investing activities:
    Installment contracts (originated and acquired) collected, net           (19,478)        (9,880)
    Capital expenditures                                                        (647)           (93)
    Acquisitions                                                              (1,960)          -
                                                                            --------        -------
         Net cash used in investing activities                               (22,085)        (9,973)
                                                                            --------        -------
Cash flows from financing activities:
    Capital contribution                                                      21,986          3,589
    Net (repayments of) proceeds from notes payable                           (8,513)            47
                                                                            --------        -------
    Net cash provided by financing activities                                 13,473          3,636
                                                                            --------        -------

Net increase in cash                                                           5,250            120
Cash, beginning of period                                                          7            215
                                                                            --------        -------
Cash, end of period                                                         $  5,257        $   335
                                                                            ========        =======

Cash paid during the period for:
    Interest                                                                $  3,570        $ 3,204
    Income taxes                                                            $  2,696        $   807

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

    CFAC was formed in April 1996 and consummated its initial public offering on July 2, 1996, when it sold 2.13 million shares of common stock, which resulted in proceeds to the Company, net of underwriting discount of approximately $23.7 million before expenses. CFAC was a wholly owned
subsidiary of Banner's Central Electric, Inc.   Banner's Central Electric, Inc.
is wholly owned by Banner Holdings, Inc. ("Holdings") and was a consumer products retailer that provided its customers with financing for the merchandise it sells. On June 24, 1996, CFAC, Banner's Central Electric, Inc. and Holdings entered into an agreement (the "Reorganization Agreement") whereby Holdings contributed to Banner its investments in certain wholly owned subsidiaries, along with the subsidiaries' operations, (the "Holdings Subsidiaries") and Banner's Central Electric, Inc. contributed to CFAC its investments in the Holdings Subsidiaries and the finance portion of its consumer products business, and cash in such amount so as to leave CFAC with $500,000 of cash on hand. Pursuant to the Reorganization Agreement, the intercompany accounts between CFAC, Banner's Central Electric, Inc. and Holdings that arose as a result of the Reorganization Agreement and from other transactions, except with respect to income taxes, were forgiven and reclassified as stockholder's equity.

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

    On August 1, 1996, Central Auto Sales, Inc. was sold to CFAC's parent company for net book value. The condensed consolidated financial statements have been restated to reflect this business as a discontinued operation.

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

2.  NATURE OF OPERATIONS

    The Company provides unsecured small loans and financing for the purchase of consumer products for customers in the greater Los Angeles and San Francisco areas, and beginning in 1995, finances the purchases of used cars and travel tickets. Substantially all of the consumer product purchases that are financed by the Company are made through related party relationships, as explained in
Note 9. The Company experiences the highest demand for its financial products and services between October and December, and experiences the lowest demand for its financial products and services between January and March. Effective July 1996, the Company sold its used car business to Banner's, as further explained in Note 9.

3.  ACQUISITIONS

    In May 1996, the Company acquired the business of, and assumed the leasehold interests to six travel locations in greater Los Angeles. In addition, in June 1996, the Company acquired the business of and assumed the leasehold interest to 19 travel locations of which 14 are in greater Los Angeles, two locations are in Chicago and one location is in each of Dallas, Las Vegas and San Diego. In July 1996, the Company acquired the business of, and assumed the leasehold interests in ten auto insurance locations in greater Los Angeles. Such transactions are not material from a financial point of view.


4.  EARNINGS PER COMMON SHARE

    Earnings per common share have been computed on the basis of the weighted average number of common shares outstanding. There were no common stock equivalents for the periods presented.

5.  FINANCE RECEIVABLES

     Central's consumer finance receivables include installment contracts that are financed through related party relationships, as explained in Note 9, installment contracts purchased from unaffiliated third-party retailers that sell the products or services and receivables that arise from unsecured small loans and installment contracts that are originated when customers buy travel tickets. Add-on interest of 11% to 13% per annum is included in the face amount of the finance receivables together with administrative fees that are charged on certain small loan contracts. The annual percentage rate varies depending on the length of the contract and the amount of administrative fees. The contracts provide for scheduled monthly payments and mature generally from 1 to 15 months. Central's automobile finance receivables arise when customers buy used cars from Central Auto Sales, Inc. and sell the contracts to CFAC.
The contracts provide for scheduled monthly payments and mature generally from 36-42 months.

    The Company generally provides an allowance for credit loses in the consumer finance receivable portfolio at the time that the contract is originated or purchased. The allowance for credit losses in the Company's unsecured small loan business is provided for following the origination of the loans over the period that the events giving rise to the credit losses are estimated to occur. The Company's consumer finance receivables comprise smaller-balance, homogeneous loans that are evaluated collectively to determine an appropriate allowance for credit losses. The allowance for credit losses is maintained at a level considered adequate to cover losses in the existing portfolios. Collection of past due accounts is pursued by the Company, and when the characteristics of an individual account indicate that collection is unlikely, the account is charged off and turned over to a collection agency. Accounts are generally charged off when they are 91 days past due.

                  CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

    Deferred insurance revenue arises from the deferral of the recognition of revenue from certain credit insurance contracts. Insurance premium revenue is recognized over the life of the related contract using a method that approximates the interest method.

                                                            CONSUMER                          AUTOMOBILE
                                                        FINANCE RECEIVABLES              FINANCE RECEIVABLES
                                                    --------------------------         --------------------------
                                                    SEPTEMBER 30, DECEMBER 31,         SEPTEMBER 30, DECEMBER 31,
                                                    --------------------------         --------------------------
                                                       1996            1995              1996           1995
                                                    ---------       ---------           --------    ----------

Gross receivable                                    $119,796        $108,648             $11,173     $  5,545

Deferred interest                                     13,104          12,245               2,481        1,342
                                                      ------         -------            --------      -------
Net receivable                                       106,692          96,403               8,692        4,203

Deferred administrative fee & insurance            1,118 977                                 -            -

Allowance for credit losses                            6,582           4,955                 -            -
                                                  ----------        --------             -------      -------
                                                  $   98,992        $ 90,471             $ 8,692      $ 4,203
                                                  ==========        ========             =======      =======


6.  REVENUES

    Interest income on the consumer finance and automobile finance receivables is deferred and recognized over the lives of the contracts using the "interest method" or the "Rule of 78s," which approximates the interest method. Transaction fees on contracts financed through a related party relationship are recognized using the interest method. Administrative fees are deferred and recognized over the estimated average life of the contract using the "Rule of
78s."   Administrative fees are included in other income in the condensed consolidated statements of operations.

7.  NOTES PAYABLE

    Notes payable consist of:

                                                          SEPTEMBER 30,     DECEMBER 31,
                                                          -------------     -----------
                                                              1996             1995
                                                          -------------     ---------
Bank of America line of credit                              $29,504          $40,317
Wells Fargo line of credit                                   25,950           23,650

                                                                                -
                                                            -------          -------
                                                            $55,454          $63,967
                                                            =======          =======

    The Company has a credit agreement with Bank of America National Trust and Savings Association (the "Bank of America Line of Credit") that, as amended, provides for the issuance of notes up to $60,000,000, subject to an allowable borrowing base. The amounts outstanding under these notes bear interest at rates that are determined by the type of borrowing. Borrowings under the notes
are collateralized by certain receivables in the Company's consumer   finance
receivable portfolio and Banner is a guarantor. The Bank of America Line of Credit, as amended, matures on December 31, 1996 and contains certain restrictive covenants that prohibit the Company from paying dividends and require, among other things, the maintenance of certain financial ratios and
amounts.   The amount of unused credit under the facility was limited by the allowable borrowing base and was approximately $7,185,000 at September 30, 1996 and $962,000 at December 31, 1995.


    The Company has a credit agreement with Wells Fargo Bank National Association (the "Wells Fargo Line of Credit") that, as amended on October 10, 1996, provides for the issuance of notes up to $50,000,000 subject to an allowable borrowing base. The amounts outstanding under these notes bear interest at rates that are determined by the type of borrowing. Borrowings under the notes are collateralized by certain receivables in the Company's consumer finance receivable portfolio and by the Company's

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES automobile finance receivable portfolio. The Wells Fargo Line of Credit, as amended on October 10,1996, expires on April 30, 1997. The credit facility contains certain restrictive covenants that prohibit the Company from paying dividends and require, among other things, the maintenance of certain financial ratios and amounts. The amount of unused credit under the facility was limited by the allowable borrowing base and was approximately $11,267,000 and $4,134,000 at September 30, 1996 and December 31, 1995, respectively.

8.  LONG-TERM DEBT

    Long-term debt consists of a promissory note payable to a bank that bears interest at the bank's reference rate. Interest is payable monthly and the principal is due July 1998. The note is secured by a deed of trust.

9.  RELATED PARTY TRANSACTIONS

    As discussed in Note 1, on June 24, 1996, the Company entered into the Reorganization Agreement, as modified and redefined, and certain other agreements with Banner and Holdings (the "Financing Agreement," the "Option Agreement," and the "Operating Agreement"). In addition in July 1996, the Company entered into an "Automobile Financing Agreement," as noted below. The accompanying condensed consolidated financial statements have been prepared as if such agreements and the Reorganization Agreement were in place for the periods presented.

    The Financing Agreement, as amended and redefined in July 1996, grants the Company an exclusive right for fifteen years from the date of the Reorganization to originate the sale and provide financing for consumer products sold in Banner's stores. Under this Agreement, Banner's is obligated to provide all the required merchandise, facilities and support services to accomplish such product sales. The Agreement further provides that Banner's is obligated to reimburse the Company for the costs of originating the sales and to pay it a transaction fee for providing financing. The Company may terminate the Financing Agreement at any time upon one year prior written notice to Banner's. In the accompanying condensed financial statements, the transaction fee was computed on the basis of 1.6% of the net amount of the average of net receivables of contracts financed for consumer product sales. Effective July 1, 1996, Banner's agreed to increase the transaction fee to 2.5% to reflect higher costs associated with the Company providing financing under the Financing Agreement. The transaction fee totalled $239,000 and $686,000 for the three and nine months ended September 30, 1996, and as compared to $226,000 and $682,000 for the three and nine months ended September 30, 1995. Banner's reimbursed the Company $787,000 and $2,231,000 for the three and nine months ended September 30, 1996, as compared to $783,000 and $2,262,000 for the three and nine months ended September 30, 1995. In the accompanying condensed financial statements amounts reimbursed by Banner's are offset against the cost incurred in originating sales of consumer products.

    Effective in July 1996, the Company and Banner's entered into an Automobile Financing Agreement, the "Auto Agreement," under which the Company sold its used car business to Banner's for approximately its net book value, or $865,000. Under the provision of the "Auto Agreement," Banner's will operate the used car business while the Company will have an exclusive agreement with Banner's to provide financing for a fifteen year period for all cars that Banner's will sell. The "Auto Agreement" also provides for Banner's to assume all existing liabilities and reserves relating to this business. In addition, all future cars financed by the Company will be with full recourse back to Banner's, and accordingly, Banner's will not provide any dealers discount for cars sold pursuant to this Agreement. The condensed consolidated financial statements have been restated to reflect the disposition of the automobile business as a discontinued operation.

    Pursuant to the Option Agreement, Holdings granted the Company an option, exercisable for a two-year period commencing one year from the date of the Reorganization, to acquire all of the outstanding capital stock of Banner (the "Option") at an exercise price equal to the book value of Banner for the month ended immediately preceding the exercise. If the Company exercises the Option, the exercise price is payable in cash or in shares of the Company's common stock.

    The Operating Agreement provides, among other things, that Banner, Holdings or their affiliates are obligated to provide to the Company, and the Company is obligated to utilize, certain services, including accounting, management information systems and employee benefits. If such services involve an allocation of expenses, such allocation shall be made on a reasonable basis.

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

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



                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                               --------------------       --------------------
                                                                 1996        1995            1996       1995
                                                               --------     --------      ---------   --------
FINANCIAL TRENDS (000's omitted)
----------------

Gross receivable (at end of period)                            $119,796      $88,752       $119,796    $88,752
Deferred interest (at end of period)                             13,104        9,347         13,104      9,347
                                                               --------      -------       --------    -------
Net receivable (at end of period)                               106,692       79,405        106,692     79,405

Deferred administrative fees & insurance (at end of period)       1,118          670          1,118        670
Allowance for credit  losses (at end of period)                   6,582        4,615          6,582      4,615
                                                               --------      -------       --------    -------
Net carrying value                                             $ 98,992      $74,120       $ 98,992    $74,120
                                                               ========      =======       ========    =======

Average net receivable                                         $101,719      $77,049       $ 96,947    $75,251

Average interest bearing liabilities(1)                          50,933       51,225         58,742     51,131

Administrative fee income                                           519          278          1,388        809

Total interest income(2)                                          6,107        4,643         17,150     12,851
Total interest expense                                            1,001        1,038          3,483      3,210
                                                               --------      -------       --------    -------
Net interest income before provision for credit losses            5,106        3,605         13,667      9,641

Net provision for credit losses                                   2,189        1,293          6,468      3,708

Net write-off's                                                   1,851        1,085          4,841      2,805

Average interest rate on average net receivables                  24.0%        24.1%          23.6%      22.8%
Average interest rate on interest bearing liabilities              7.9%         8.1%           7.9%       8.4%
                                                               --------      -------       --------    -------
Net interest spread                                               16.1%        16.0%          15.7%      14.4%
                                                               ========      =======       ========    =======



(1) The amounts represent borrowings and related interest expense on the Company's lines of credit, excluding amounts related to the Company's other borrowings.

(2) The amounts represent interest income on consumer finance receivables, excluding administrative fees, late charges and other charges, which are included in the Condensed Consolidated Statements of Operations.


                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                                ------------------          -------------------
                                                                  1996        1995            1996        1995
                                                                -------     -------         --------    -------

CREDIT QUALITY (000's omitted)
--------------

Average net receivable                                         $101,719     $77,049         $96,947     $75,251

Net provision for credit losses total                             2,189       1,293           6,468       3,708

Net write-off's total                                             1,851       1,085           4,841       2,805

Provision for credit  losses as a % of average net receivable      8.6%        6.7%            8.9%        6.6%

Net write-off's as a % of average net receivable                   7.3%        5.6%            6.7%        5.0%

END OF PERIOD (000's omitted)
-------------

Net receivable                                                     -           -           $106,692     $79,405
Allowance for credit losses                                        -           -              6,582       4,615
Allowance for credit losses as a % of net receivable               -           -               6.2%        5.8%


DELINQUENCY EXPERIENCE (000's omitted)
----------------------

Past due accounts (gross receivable)
31-60 days                                                         -           -            $ 3,588     $ 2,138
61 days or more                                                    -           -              4,458       2,676

Accounts with payments 31 days or more past due
as a percentage of end of period gross receivables                 -           -               6.7%        5.4%

AUTOMOBILE FINANCE PORTFOLIO
----------------------------

     The Company began providing financing of automobiles sold by Banner's in mid-1995. At September 30, 1996 and December 31, 1995, the gross receivable of this portfolio was $11.2 million and $5.5 million, respectively; the net receivable was $8.7 million and $4.2 million, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

     Total revenues in the three months ended September 30, 1996 increased to $9.7 million from $5.7 million in the three months ended September 30, 1995, an increase of $4.0 million or 68.5%.

     Interest income on the consumer finance receivables portfolio in the three months ended September 30, 1996 increased to $6.1 million from $4.6 million in the three months ended September 30, 1995, an increase of $1.5 million or 31.5%. This increase was primarily attributable to an increase in the consumer finance receivable portfolio which averaged $101.7 million in the three months ended September 30, 1996, compared to $77.0 million in the three months ended September 30, 1995. The average interest rate the Company charged on this portfolio decreased to 24.0% for the three months ended September 30, 1996, compared to 24.1% for the three months ended September 30, 1995.

      Interest income on the automobile finance receivables portfolio in the three months ended September 30, 1996 increased to $0.5 million. This business commenced in July 1995.

      Other income for the three months ended September 30, 1996 increased to $3.1 million from $1.1 million in the three months ended September 30, 1995. Other income in the three months ended September 30, 1996 includes an increase of $.7 million of net revenues earned from the sale of airline tickets, which commenced in June 1995. The remaining increase in other income was primarily due to an increase of $.3 million in administrative fee income earned on small loans, a $.5 million increase in late charges, and an increase of $.5 million in insurance income from expansion of insurance products sold to consumers.

      Operating expenses in the three months ended September 30, 1996 increased to $3.5 million from $1.9 million in the three months ended September 30, 1995, an increase of $1.6 million or 87.3%. Of this increase, $.6 million is attributable to operating costs and expenses incurred in connection with the sale of airline tickets, which business commenced in June 1995, and $.5 million incurred in the sale of auto insurance, which business commenced in July 1996. The remaining increase of $.5 million was primarily due to the expansion of the small loan business and unaffiliated retailer business, including an increase in the number of employees and related payroll expenses.

     The provision for credit losses in the three months ended September 30, 1996 increased to $2.2 million from $1.3 million in the three months ended September 30, 1995, an increase of $.9 million or 69.3%. This increase was primarily due to the growth experienced by the Company in its consumer finance and travel receivable portfolios, and to higher levels of write-off's.

     Interest expense in the three months ended September 30, 1996 was flat compared to the three months ended September 30, 1995.

     As a result of the foregoing factors, net income in the three months ended September 30, 1996 increased to $1.7 million from $1.0 million in the three months ended September 30, 1995, an increase of $.7 million or 63.8%.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995.


     Total revenues in the nine months ended September 30, 1996 increased to $24.7 million from $15.8 million in the nine months ended September 30, 1995, an increase of $8.9 or 56.7%.

     Interest income on the consumer finance receivable portfolio for the nine months ended September 30, 1996 increased to $17.2 million from $12.9 million in the nine months ended September 30, 1995, an increase of $4.3 million or 33.5%. This increase was primarily attributable to an increase in the consumer finance receivable portfolio which averaged $96.9 million in the nine months ended September 30, 1996, compared to $75.3 million in the nine months ended September 30, 1995. The average interest rate the Company charged on this portfolio increased to 23.6% for the nine months ended September 30, 1996, compared to 22.8% for the nine months ended September 30, 1995.

     Interest income on the automobile finance receivables portfolio for the nine months ended September 30, 1996 increased to $1.1 million. This business commenced in July 1995.

     Other income for the nine months ended September 30, 1996 increased to $7.6 million from $2.9 million in the nine months ended September 30, 1995, an increase of $4.7 million or 162.1%. Other income increased in the nine months ended September 30, 1996 by $1.3 million of net revenues earned from the sale of airline tickets, which commenced in June 1995. The remaining increase in other income was primarily due to an increase of $.7 million in administrative fee income earned on small loans to customers, and a $1.1 million increase in late charges earned on the Company's consumer finance receivable portfolio and an increase of $1.1 million of interest earned on its automobile finance receivable portfolio and an increase of $.5 million in insurance income from the expansion of insurance products sold to consumers.

     Operating expenses in the nine months ended September 30, 1996 increased to $7.9 million from $5.1 million in the nine months ended September 30, 1995, an increase of $2.8 million or 55.9%. Of this increase, $1.1 million is attributable to operating costs and expenses incurred in connection with the sale of airline tickets and $.5 million incurred in the sale of auto insurance. The remaining increase of $1.2 million was primarily due to the expansion of the small loan business, including an increase in the number of employees and related payroll expenses.

     The provision for credit losses in the nine months ended September 30, 1996 increased to $6.5 million from $3.7 million in the nine months ended September 30, 1995, an increase of $2.8 million or 74.4%. This increase was primarily due to the growth experienced by the Company in its consumer finance receivables and travel receivables portfolios and to higher levels of write-off's.

     Interest expense in the nine months ended September 30, 1996 increased to $3.5 million from $3.2 million in the nine months ended September 30, 1995, an increase of $.3 million or 8.5%. This increase was primarily due to a higher level of borrowings under the lines of credit to support the growth of the Company's consumer finance receivable and automobile finance receivable portfolio, offset by lower interest rates.

     As a result of the foregoing, net income in the nine months ended September 30, 1996 increased to $4.0 million from $2.4 million in the nine months ended September 30, 1995, an increase of $1.6 million or 67.6%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations through the cash flow generated from operations, borrowings under its Lines of Credit, and from periodic contributions to capital made by Holdings and related entities.

     For the nine months ended September 30, 1996, net cash provided from operations totalled $13.9 million, while investing activities utilized $22.1 million of cash flow. During this period the Company raised $23.7 million in its initial public offering, and paid down $ 8.5 million of notes payable.

     Currently, the Company funds its lending activities and operations in part with borrowings under the Bank of America Line of Credit and Wells Fargo Line
of Credit.   The amount of credit available at any one time under the Bank of
America Line of

Credit is limited to 75% of certain eligible contracts in the Company's consumer finance receivable portfolio. As of September 30, 1996, the total amount available to the Company under the Bank of America Line of Credit was $36.7 million, of which $29.5 million was outstanding. The Bank of America Line of Credit was amended as of August 30,1996 and expires on December 31, 1996. Borrowings under the Wells Fargo Line of Credit may be used only to finance the Company's travel finance, auto finance and small loan businesses. The amount of credit available at any one time under the Wells Fargo Line of Credit is limited to 70% of eligible contracts. As of September 30, 1996, the total amount available to the Company under the Wells Fargo Line of Credit, as amended on October 10, 1996, was $37.2 million, of which approximately $26.0 million was outstanding. The Wells Fargo Line of Credit expires on April 30, 1997. The Company believes it will be able to renew both of its Lines of Credit.

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

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         10.1 Amendment #1 to third amended and restated loan agreement dated as of August 31, 1996, by and between Central Installment Credit Corporation and Bank of America NTSA.

         10.2 Ninth Amendment to credit agreement dated as of October 10, 1996, by and between Central Consumer Finance Company and Wells Fargo Bank NTSA.





* Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-3790)


         (b)     Reports
                     No reports on Form 8-K were required to be filed by the Company during the nine month period ended September 30, 1996.

                                    SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CENTRAL FINANCIAL ACCEPTANCE CORPORATION



November 14, 1996             /s/ GARY M. CYPRES
                              -------------------------------------------
                              Gary M. Cypres
                              Chairman of the Board, Chief Executive
                              Officer and President




November 14, 1996             /s/ NEAL E. GOWER
                              -------------------------------------------
                              Neal E. Gower
                              Principle Accounting Officer

INDEX TO EXHIBITS


Exhibit
Number                    Description                                                                 Page No.
------                    -----------                                                                 --------
10.1             Amendment #1 to third amended and restated loan agreement dated as of  August 31, 1996, by and between Central Installment Credit
                  Corporation and Bank of America NTSA.

10.2             Ninth Amendment to credit agreement dated as of  October 10, 1996, by and between Central Consumer Finance Company and Wells Fargo
                  Bank NTSA.




____________________________
* Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 333-3790)