Form 10-K
period 1996-12-31
CENTRAL FINANCIAL ACCEPTANCE CORP
filed 1997-03-28
CIK 1012483

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH   , 1997.
================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________


                       COMMISSION FILE NUMBER: 001-11815

                    CENTRAL FINANCIAL ACCEPTANCE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                          95-4574983
           (STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
         OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

                            5480 EAST FERGUSON DRIVE
                           COMMERCE, CALIFORNIA 90022
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       Registrant's telephone number, including area code: (213) 720-8600

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.01
                                   PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 10, 1997, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $34,032,000, based upon the closing price of the Common Stock on that date.

     Number of shares of Common Stock of the registrant outstanding as of March 10, 1997: 7,277,000

                      DOCUMENTS INCORPORATED BY REFERENCE

               DOCUMENT INCORPORATED                    PART OF FORM 10-K INTO WHICH INCORPORATED
             -------------------------             -------------------------------------------------
        DEFINITIVE PROXY STATEMENT FOR THE                              PART III
        1997 ANNUAL MEETING OF SHAREHOLDERS

================================================================================

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
                                            PART I
Item 1.       Business..................................................................     1
Item 2.       Properties................................................................    11
Item 3.       Legal Proceedings.........................................................    11
Item 4.       Submission of Matters to a Vote of Security Holders.......................    11
Item 4(a).    Executive Officers of the Registrant......................................    11
                                           PART II
Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.....    12
Item 6.       Selected Financial Data...................................................    12
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations................................................................    15
Item 8.       Financial Statements and Supplementary Data...............................    26
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure................................................................    26
                                           PART III
Item 10.      Directors and Executive Officers of Registrant............................    27
Item 11.      Executive Compensation....................................................    27
Item 12.      Security Ownership of Certain Beneficial Owners and Management............    27
Item 13.      Certain Relationships and Related Transactions............................    27
                                           PART IV
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...........    27

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Certain matters discussed in this Annual Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Central Financial Acceptance Corporation and its subsidiaries (the "Company") operate, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1. Business -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price."

COMPANY OVERVIEW

     The Company is a specialized consumer finance company that primarily serves the financing needs of the rapidly growing low income Hispanic population, a market the Company believes is underserved. The Company (i) provides small unsecured personal loans to the Company's customers; (ii) purchases and services consumer finance receivables generated by the Company's customers for purchases of high quality brand name consumer products, appliances and furniture sold by Banner's Central Electric, Inc. ("Banner"), an affiliate of the Company, and by independent retailers; (iii) sells airline tickets and originates and services travel-related finance receivables; (iv) provides financing for purchases of used automobiles sold by Banner; and (v) provides insurance products and insurance premium financing to its customers. The Company has catered to the low income Hispanic population during its 40 years of operation by locating its facilities primarily in Hispanic communities, advertising in Spanish, and employing Spanish as the primary language at its locations. While the Company operates primarily in the greater Los Angeles area and faces substantial competition with respect to its lines of business, the Company's objective is to become the leading provider of consumer credit and other financial services to the low income Hispanic population in urban areas within California and elsewhere in the United States.

     The Company's customers are typically between the ages of 21 and 45, earn less than $25,000 per year, have little or no savings, and have limited or short-term employment histories. In addition, the Company's customers typically have no prior credit histories and are unable to secure credit from traditional lending sources. The Company bases its credit decisions on its assessment of a customer's ability to repay the obligation. In making a credit decision, in addition to the size of the obligation, the Company generally considers a customer's income level, type and length of employment, stability of residence, personal references and prior credit history with the Company. The Company also obtains a credit bureau report and rating, if available, and seeks to confirm other credit-related information. The Company, however, is more susceptible to the risk that its customers will not satisfy their repayment obligations than are less specialized consumer finance companies or consumer finance companies that have more stringent underwriting criteria. See "Item 1.
Business -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price -- Credit Risk Associated with Customers; Lack of Collateral" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Segment Data -- Credit Quality."

DEMOGRAPHIC TRENDS AND MARKET OPPORTUNITY

     Since 1950 Hispanics have been the fastest growing minority group in the United States, increasing from 4 million in 1950 to approximately 27 million in 1996, a compound annual growth rate of 4.3%. According to the 1996 U.S. Bureau of the Census Current Population Report (the "1996 Report"), this trend is expected to continue. The 1996 Report projects that the Hispanic population will total 36 million by 2005. California is home to the largest Hispanic population in the United States and this population is estimated to grow from

9.4 million in 1995 to 13 million by 2005, at which time it will comprise approximately 34% of California's total population. The Company believes that, despite the current size and projected population growth of the Hispanic population in the United States, this segment of the population will continue to have limited access to traditional sources of credit.

     The Company has identified certain metropolitan markets in which the Company believes it can successfully introduce its financial products and services. Specifically, the Company has determined that there exist significant opportunities in markets having large Hispanic populations but in which such populations account for less than 30% of such area's total population. The Company believes that Hispanic consumers in these markets are more likely to be underserved than Hispanics in locations in which they comprise a greater proportion of an area's total population.

BUSINESS STRATEGY

     Recognizing these demographic trends, management's strategy has been to identify new financial products and services that it believes could be introduced successfully to the low income Hispanic population in urban areas within California and increase the number of locations through which it can distribute its products and services. From 1991 until the Company's initial public offering in June 1996, the Company grew primarily as a result of the introduction of such financial products and services and increased pricing. The Company's most significant growth has occurred as a result of the introduction of unsecured small loans in the fourth quarter of 1992, a product which the Company believes offers significant continued growth potential. In 1995, the Company began offering company-financed sales of airline tickets and used automobiles and in 1996, the Company began selling automobile insurance and offering insurance premium financing and expanded its independent retail financing business.

     To continue its growth, in 1996 the Company began to expand its distribution network through acquisitions of businesses primarily serving the Hispanic community. The Company also intends to seek to acquire existing businesses that the Company believes will complement or expand its current financial products and services, or develop such new products internally. The Company also intends to expand its consumer finance business for independent retailers. Prior to May 1996, the Company offered its products and services through 12 locations, 11 of which were in the greater Los Angeles area. In May 1996, the Company acquired the business of, and assumed the leasehold interests to, six travel locations in the greater Los Angeles area. In June 1996, the Company acquired the business of, and assumed the leasehold interests to, 19 travel locations of which 14 are in the greater Los Angeles area, two locations are in Chicago and one location is in each of Dallas, Las Vegas and San Diego. In December 1996, the Company acquired the assets of, and assumed the leasehold interests in, 55 travel locations in California. In July 1996, the Company acquired the business of, and assumed the leasehold interests in, 10 auto insurance locations in the greater Los Angeles area. Although such transactions are not material from a financial point of view, the Company believes that such businesses provide the Company with growth opportunities while adding additional locations through which it can offer its financial products and services.

BUSINESS SEGMENTS

     At December 31, 1996, the value of the Company's gross receivable portfolio was approximately $145.5 million, consisting of the portfolio of loan contracts (the "Small Loan Portfolio"), the portfolio of consumer product contracts from sales by Banner (the "Consumer Product Portfolio"), the portfolio of consumer finance contracts from sales by independent retailers (the "Independent Retail Finance Portfolio"), the portfolio of travel finance contracts (the "Travel Finance Portfolio"), the portfolio of automobile finance contracts (the "Automobile Finance Portfolio"), and the portfolio of insurance premium finance contracts.

  Installment Credit and Related Businesses

     The Company provides credit to low income consumers who desire to purchase consumer products and services on credit. By granting credit, the Company provides such consumers with an increased number of purchasing options. The Company purchases and services consumer finance receivables generated through sales of brand name consumer products by Banner. The Company also purchases and services consumer finance receivables generated by independent retailers and through sales of used automobiles by Banner, and originates and services consumer finance receivables generated through Company sales of airline tickets and insurance products.

     Consumer Product Finance. The Company purchases and services consumer finance receivables generated through sales of brand name consumer products by Banner through six stores in the greater Los Angeles area and one store in San Francisco. Consumer products financed by the Company include televisions, stereos, refrigerators, washers and dryers, ovens, freezers, furniture, household accessories and special order items.

     Independent Retail Installment Finance. The Company also provides financing to consumers for the purchase of products and services sold by independent retailers. At present, the Company has independent retail installment financing arrangements with approximately 100 retailers in the greater Los Angeles area, most with one or two locations. The Company regularly considers and evaluates additional independent retail installment financing arrangements.

     Travel Sales and Finance. As a complementary business line, the Company in mid-1995 commenced its travel business, offering sales of airline tickets, as well as the financing of such purchases. As a result of its recent acquisitions, the Company believes that it is currently the largest provider of travel services to the low income Hispanic population in California. Substantially all of the Company's ticket sales are for international travel, which generally provides a higher commission structure than does domestic travel. Prior to its initial public offering, the Company was conducting this business at five of Banner's installment credit stores in the greater Los Angeles area and two finance centers offering small loans and travel finance in the greater Los Angeles area that were opened in December 1995. In 1996, the Company acquired the business of, and assumed the leasehold interests to, 80 additional travel locations. See "Item 1. Business -- Business Strategy." The Company believes that both its small loan and travel product lines can be offered out of 1,000-1,500 square foot locations, and that such locations can efficiently offer additional financial products and services which the Company anticipates it will make available in the future.

     Automobile Finance. The Company also provides financing to consumers for the purchase of automobiles sold by Banner. Banner offers used automobiles for prices ranging from $6,500-$8,500. The Company offers financing terms on sales of automobiles of up to 42 months. All financing extended by the Company on automobiles sold by Banner is with full recourse back to Banner in the event of default by the customer.

  Small Loan Business

     In December 1992, the Company began offering unsecured closed-end small loans generally ranging from $350 to $1,500 for personal, family or household purposes at Banner's flagship installment credit store. Prior to commencing this business, the Company determined that there was a significant demand for small loans, and that financial institutions in its geographic market were not making loans of less than $1,500 and did not have adequate underwriting experience to serve the low income Hispanic population. By December 31, 1995, the Company was originating small loans through eight facilities in the greater Los Angeles area, four of which were operated at Banner's installment credit stores and four of which were operated as finance centers offering small loans and travel finance which opened in December 1995. By December 31, 1996, the Company's small loan business was operating through 11 facilities, six of which were at Banner locations and five of which were finance centers.

  Other Business Activities

     The Company acts as an intermediary for an independent insurance carrier with respect to the sale of credit life and credit accident and health insurance to its customers and, as such, sells policies within limitations established by agency contracts with that insurer. Credit life insurance provides for the payment in full of the borrower's credit obligation to the lender in the event of the borrower's death. Credit accident and health insurance provides for repayment of loan installments to the lender during the insured's period of involuntary unemployment resulting from disability, illness or injury. Premiums for such credit insurance are at the maximum authorized rates and are stated separately in the Company's disclosure to customers, as required by the Truth-in-Lending Act and applicable state statutes. The Company does not act as an intermediary with respect to the sale of credit insurance to non-borrowers. The Company earns a commission from the insurance carrier on the sale of credit insurance which is based in part on the claims experience on policies sold by the insurance carrier through the Company. Commencing in mid-1996, the independent insurance carrier reinsured the credit life and credit accident and health risk with a newly formed subsidiary of the Company. As a result of this reinsurance arrangement, the credit risk remains with the Company. In 1996, the Company also commenced its automobile insurance and insurance premium financing businesses.

COMPANY OPERATIONS

  Credit Procedures

     Because of the Company's growth and expected continued growth, in late 1996, the Company took a number of steps to improve collections and credit quality. The Company hired two senior executives in the credit and collections fields. In December 1996, the Company installed an autodialer to assist its collections personnel in successfully contacting past due borrowers. Finally, the Company hired CCN, Inc. to develop a proprietary credit scoring system for the Company, which it expects to implement during the fourth quarter of 1997.

     The Company has developed uniform guidelines and procedures for evaluating credit applications for installment credit sales and small loans. Credit applications are taken at all of the Company's locations and at each of Banner's stores and are generally transmitted electronically through the Company's computer system to the Company's credit processing facility, where all credit approval and verification is centralized. Credit applications are also taken at each of the independent retail locations for which the Company provides financing, and are generally transmitted to the Company's credit processing facility via facsimile. The Company believes that its underwriting policies and procedures allow it to respond quickly to credit requests. The Company typically responds to credit applicants within one hour. Management believes that because of its prompt response, many customers prefer to deal with the Company instead of its competitors.

     The Company's credit managers and credit approvers make their decisions on a case by case basis and are influenced by, among other things, whether an applicant is a new or existing customer. New applicants complete standardized credit applications which contain information concerning income level, employment history, stability of residence, driver's license or state identification card, social security number, capacity to pay and personal references. The Company also obtains a credit bureau report and rating, if available, and seeks to confirm other credit-related information. For an established customer, in all instances the credit process currently includes a review of the customer's credit and payment history with the Company. Because the Company offers multiple lines of credit, a review is made with respect to the aggregate amount owed by a customer. In cases where a customer makes a request for a material increase in his or her aggregate outstanding balance, the Company will obtain a credit bureau report and will seek to confirm employment. In instances where the applicant has no or limited credit history, the Company may require a co-signer with appropriate credit status to sign the contract and may, in the installment credit business, also require a down payment. Depending on the size of the transaction and other relevant factors, the applicant's employment and residence may also be verified by the Company's credit verifiers. See "Item 1. Business -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price -- Credit Risk Associated with Customers; Lack of Collateral."

     The Company maintains reserves for credit losses in each of its portfolios (except the Automobile Finance Portfolio) at levels that management believes are adequate to absorb potential losses. The Company regularly reviews its portfolios to determine the adequacy of its allowances for credit losses. Major considerations in determining the adequacy of the allowances for credit losses include the credit loss experience, the level of delinquencies, the impact of general economic conditions and trends, and the size of the portfolios.

  Payment and Collections

     Industry studies estimate that more than 25% of the adult population in the United States does not maintain a checking account with a depository institution, which is a standard prerequisite for obtaining a consumer loan, credit card or other form of credit from most consumer credit sources. The Company's customers are required to make their monthly payments using a payment schedule provided to them by the Company. The vast majority of the Company's customers make their payments in cash at the Company's locations or at the Company's payment facilities in Banner's stores. For the Company's customers who are paid their wages by check but who do not maintain checking accounts, the Company cashes such checks at no charge in order to facilitate account payments.

     Payments are considered past due if a borrower fails to make any payment in full on or before its due date, as specified in the installment credit or small loan contract signed by the customer. The Company currently attempts to contact borrowers whose payments are not received by the due date within 10 days after such due date. Such contacts are made by the Company by both letter and telephone. In December 1996, the Company installed an autodialer which makes up to 500 telephone calls per hour to assist its collections personnel in successfully contacting past due borrowers. If no payment is remitted to the Company after the initial contact, additional contacts are made every seven days, and, after a loan becomes 31 days delinquent, the account is generally turned over to the Company's credit collectors. Under the Company's guidelines, an account is generally charged off and turned over to a collection agency when the account is deemed uncollectible by the Company, which is typically when the account is between 91 and 150 days past due.

  Finance Contracts

     The Company utilizes different types of financing contracts, depending on the dollar amount of the financing and the product financed. Each of the contracts is in Spanish and English and requires monthly financing payments. Many of the terms, conditions and disclosures in the finance contracts are governed by state and federal regulations. See "Item 1. Business -- Regulation." When a qualifying customer with an open account balance increases the amount outstanding with an additional purchase or loan, the customer executes a new contract for the new aggregate balance and, with the proceeds, pays off the original contract.

  Insurance

     The Company maintains various insurance policies of the type, and in the amounts, which are usual for its business. The Company maintains coverage for business interruptions, including interruptions resulting from computer failure. The Company believes that its insurance coverage is adequate.

  Management Information Systems

     Pursuant to an Operating Agreement dated June 24, 1996 by and between the Company, Banner and Holdings, the Company utilizes Banner's management information systems and has been granted a license to use Banner's management information systems' software. Banner has invested significant resources to develop a proprietary system that integrates all major aspects of the businesses of the Company and Banner. The computer system utilizes a high-range IBM AS-400 as its central server, which provides on-line, real-time information processing services to terminals located in each of Banner's locations and in the Company's centralized credit processing facility. The system allows for complete processing of the Company's consumer product finance, automobile finance, travel finance and small loan businesses, including application processing and credit-approval, acquisition of credit bureau reports, accessing the payment history of all active accounts, preparation of contracts, payment posting, and all other collection-monitoring activities. In addition, the system provides customized reports to analyze each of the Company's portfolios on a daily, weekly and monthly basis. The Company believes that the computer system is sufficient to permit significant growth in each of the Company's business lines and portfolios without the need for a material additional investment in management information systems. Banner has adopted procedures designed to minimize the effect of systems failures and other types of potential problems, including routine backup and off-site storage of computer tapes, as well as redundancy and "mirroring" of certain computer processes.

COMPETITION

     The installment credit business is highly competitive. The Company, through its relationship with Banner and other retailers, competes with those department stores, discount stores and other retail outlets which also provide credit to low income consumers. The largest national and regional competitors have significantly greater resources than the Company. Competition may arise from new sources having the expertise and resources to enter the Company's markets either through expansion of operations or acquisitions.

     The small loan consumer finance industry is a highly fragmented segment of the consumer finance industry. There are numerous small-loan consumer finance companies operating in the United States. Many of these companies have substantially greater resources than the Company, and the entry or expansion of any such company within the Company's markets could have a material adverse effect on the Company's business strategy and results of operations and financial condition. The Company does not believe it competes with commercial banks, savings and loans and most other consumer finance lenders, because these institutions typically make loans greater than $1,500 with maturities greater than one year.

     Each of the Company's other businesses, including travel sales, automobile finance and automobile insurance sales, are in highly competitive industries. The Company competes against a large number of national and regional firms engaged in such businesses, many of which have substantially greater financial, marketing and sales resources than the Company. There can be no assurance that the Company's present competitors or companies that choose to enter the marketplace in the future will not exert significant competitive pressures on the Company.

REGULATION

  General

     As a consumer finance company, the Company is subject to extensive regulation. Violation of statutes and regulations applicable to the Company may result in actions for damages, claims for refunds of payments made, certain fines and penalties, injunctions against certain practices and the potential forfeiture of rights to repayment of loans. The Company may be affected by changes in state and federal statutes and regulations. The Company, in conjunction with industry associations, actively participates in lobbying efforts in the states in which it operates. Although the Company is not aware of any pending or proposed legislation that could have a material adverse effect on the Company's business, there can be no assurance that future regulatory changes will not adversely affect the Company's lending practices, operations, profitability or prospects.

  State Regulation

     Consumer Product and Travel Finance. The Company's consumer product finance and Travel Finance businesses are regulated in California by the California Retail Installment Sales Act (the "Unruh Act"). The Unruh Act requires the Company to disclose to its customers the conditions under which the Company may impose a finance charge, the method of determining the balance which is subject to a finance charge, the method used to determine the amount of the finance charge, and the minimum periodic payment required. In addition, the Unruh Act provides consumer protection against unfair or deceptive business practices by regulating the contents of retail installment sales contracts, setting forth the respective rights and obligations of buyers and sellers, and regulating the maximum legal finance rate or charge on installment credit sales.

     Automobile Finance. The Rees-Levering Motor Vehicle Sales and Financing Act (the "Rees-Levering Act") governs the Company's automobile finance business in California. The Rees-Levering Act requires the Company to provide its customers with information such as an itemization of the amount financed, including items such as document preparation fees, taxes imposed on the sale, and the amount charged for a service contract. The Rees-Levering Act also requires that the Company's sales contracts comply with the disclosure requirements of Federal Truth-in-Lending Regulation Z. In addition, the Rees-Levering Act protects consumers against unfair or deceptive sales practices by setting forth the respective rights and obligations of buyers and sellers of motor vehicles, and regulating the maximum legal finance rate or charge for motor vehicle sales.

     Small Loan Business. Small loan consumer finance companies are subject to extensive regulation, supervision and licensing under various federal and state statutes, ordinances and regulations. In general, these statutes establish maximum loan amounts and interest rates and the types and maximum amounts of fees and other costs that may be charged. In addition, state laws regulate collection procedures, the keeping of books and records and other aspects of the operation of small-loan consumer finance companies. State agency approval generally is required to open new branch offices. Accordingly, the ability of the Company to expand by acquiring existing offices and opening new offices will depend in part on obtaining the necessary regulatory approvals.

     Each facility that offers small loans must be separately licensed under the laws of California. Licenses granted by the regulatory agencies are subject to renewal every year and may be revoked for failure to comply with applicable state and federal laws and regulations. In California, licenses may be revoked only after an administrative hearing.

     Insurance Businesses. The Company's insurance businesses are regulated in California by the State of California Department of Insurance. In general, these regulations require the Company to, among other things, maintain fiduciary fund and trust accounts and follow specific market, general business and claims practices.

  Federal Regulation

     The Company is subject to extensive federal regulation as well, including the Truth-in-Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act and the regulations thereunder and the Federal Trade Commission's Credit Practices Rule. These laws require the Company to provide complete disclosure of the principal terms of each loan to every prospective borrower, prohibit misleading advertising, protect against discriminatory lending practices and proscribe unfair credit practices. Among the principal disclosure items under the Truth-in-Lending Act are the terms of repayment, the total finance charge and the annual rate of finance charge or "Annual Percentage Rate" on each loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. Pursuant to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. The Fair Credit Reporting Act requires the Company to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. The Credit Practices Rule limits the types of property a creditor may accept as collateral to secure a consumer loan.

  Travel Agency Regulation

     Each of the Company's travel locations are travel agencies which are regulated by the Airline Reporting Corporation ("ARC"). The ARC represents the major scheduled air carriers and sets the operating rules for travel agencies. The Company is required to submit weekly reports to the ARC and to meet certain procedural, funding and bonding requirements set by the ARC.

ADVERTISING

     Banner actively advertises primarily on Hispanic television and through direct mail, targeting both its present and former customers and potential customers who have used other sources of consumer credit. Banner advertises extensively during the October through December holiday season and in connection with new store openings. The Company also advertises its other financial products and services in cooperation with Banner and the related costs are allocated to each of the parties. The Company believes that Banner's advertising and its own advertising contributes significantly to its ability to compete effectively with other providers of consumer credit.

EMPLOYEES

     At December 31, 1996, the Company had 436 hourly employees and 179 salaried employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

BUSINESS CONSIDERATIONS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND STOCK PRICE

     Discussions of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Reform Act, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance and achievements may differ materially from the results, performance or achievements expressed or implied in such forward-looking statements. The following is a summary of some of the important factors that could affect the Company's future results of operations and/or its stock price, and should be considered carefully in evaluating the Company.

  Credit Risk Associated with Customers; Lack of Collateral

     The Company's customers are typically between the ages of 21 and 45, earn less than $25,000 per year, have little or no savings and have limited or short-term employment histories. In addition, the Company's customers typically have no prior credit histories and are unable to secure credit from traditional lending sources. The Company bases its credit decisions primarily on its assessment of a customer's ability to repay the obligation. In making a credit decision, in addition to the size of the obligation, the Company generally considers a customer's income level, type and length of employment, stability of residence, personal references and prior credit history with the Company. The Company, however, is more susceptible to the risk that its customers will not satisfy their repayment obligations than are less specialized consumer finance companies or consumer finance companies that have more stringent underwriting criteria.

     Because the Company relies on the creditworthiness of its customers for repayment and does not rely on collateral securing the debt, the Company experiences actual rates of losses higher than lenders who have collateral which they can repossess in the event of a borrower's default. At year end 1996, the Consumer Product Portfolio and Small Loan Portfolio had net receivables of $54.7 million and $51.6 million, respectively, or 82.8% in the aggregate of the Company's total net receivables. At year end 1996, the Consumer Product and Small Loan Portfolios had accounts with payments 31 days or more past due as a percentage of end of period gross receivables in each such portfolio of 7.6% and 4.9%, respectively, as compared to 6.5% and 3.0%, respectively, at year end 1995. In 1996, such portfolios had net write-offs of $4.3 million and $2.6 million, respectively, as compared to $3.3 million and $0.9 million, respectively, in 1995. The provision for credit losses as a percentage of average net receivables was 8.9% for the Consumer Product Portfolio and 8.6% for the Small Loan Portfolio at year end 1996. There can be no assurance that the Company will not continue to experience increases in delinquencies and net write-offs which would require additional increases in the provisions for credit losses. Such increases would adversely affect results of operations if the Company were not able to increase the rate charged on receivables to reflect the additional risks in its portfolios. For information concerning the Company's credit quality experience, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Segment Data -- Credit Quality."

  General Economic Risk

     The risks associated with the Company's business become more significant in an economic slowdown or recession. During periods of economic slowdown or recession, the Company has experienced and may again experience a decreased demand for its financial products and services and an increase in rates of delinquencies and the frequency and severity of losses. The Company's actual rates of delinquencies and frequency and severity of losses have been in the past and may be in the future higher under adverse economic conditions than those generally experienced in the consumer finance industry. Any sustained period of economic slowdown or recession could materially adversely affect the Company's financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Segment Data -- Financial Trends," and "-- Credit Quality."

  Dependence on California Market

     Substantially all of the Company's facilities are located, and substantially all of the Company's revenues are generated in California. To date, substantially all of the Company's operations have been in the greater Los Angeles area. Therefore, the Company's performance depends upon economic conditions in California, and in Southern California in particular, and may be further adversely affected by social factors or natural disasters in California. California has experienced adverse economic conditions over the last several years. A further decline in the California economy could have a material adverse effect on the Company's results of operations and financial condition.

  Dependence of Consumer Product Portfolio on Banner

     The Consumer Product Portfolio consists of consumer finance receivables generated from products sold by Banner. The performance of the Consumer Product Portfolio therefore depends substantially upon the success of Banner's stores. The Consumer Product Portfolio accounted for 42.5% of the Company's gross receivable portfolio as of December 31, 1996. Although as part of its business strategy, the Company has begun to expand its installment credit business to independent retailers, and acquire and utilize new distribution centers, including the Company's travel locations, through which it may offer its products and services to a larger pool of customers, the installment credit business will, for the foreseeable future, continue to depend on Banner's stores and customers. There can be no assurance that the Company will be able to successfully further expand its installment credit finance business to other retailers or its distribution network.

  Interest Rate Risk

     The net interest spread, which is the difference between the average interest rate on average net receivables and the average interest rate on average interest bearing liabilities (the "Net Interest Spread"), partially determines the Company's profitability. Because the Company pays a floating interest rate on borrowings under its Lines of Credit (as defined below) and has elected not to hedge its interest rate risk, increases in such rates have at times decreased, and in the future may decrease, the Company's Net Interest Spread and have a material adverse effect on the Company's results of operations and financial condition. The interest rate the Company is allowed to charge its customers on its small loans is limited under California law. The Company presently charges the maximum interest rate permitted in California. There is no corresponding interest rate limitation on installment credit sales. Increases in the interest rate the Company charges its customers could reduce demand for Banner's products and the Company's financial products and services which, in turn, could decrease the Company's net income. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Business -- Regulation."

  Need for Additional Financing

     The Company requires substantial capital to finance its business. Consequently, the Company's ability to maintain its current level of operations and to expand its operations will be affected by the availability of financing and the terms thereof. Principally, the Company funds its lending activities and operations through a $60 million line of credit between Central Installment Credit Corporation ("Central Installment Credit"), Banner and several banks for which Bank of America National Trust and Savings Association acts as agent (the "Bank of America Line of Credit") and a $50 million line of credit between Central Consumer Finance Company ("Central Consumer Finance") and Wells Fargo Bank, National Association (the "Wells Fargo Line of Credit" and, together with the Bank of America Line of Credit, the "Lines of Credit"). The Bank of America Line of Credit may be used only for the Company's consumer product finance business. The Wells Fargo Line of Credit may be used only for the Company's travel finance, auto finance and small loan businesses. The Bank of America Line of Credit and the Wells Fargo Line of Credit both expire on April 30,

1997. The Company is currently in discussions with Bank of America and Wells Fargo with respect to the renewal of such Lines of Credit. The Company believes it will be able to renew both Lines of Credit. However, there can be no assurance that the Company will be able to renew such Lines of Credit, that the Company will have access to additional financing sources necessary to sustain its operations and fund its growth, or that the Company will be able to secure financing on favorable terms.

     The Company will need to arrange for additional bank borrowings or additional debt or equity financing as it continues to grow. The Company may not be able to obtain additional financing on acceptable terms, and any such unavailability could have a material adverse effect on the Company's results of operations and financial condition. See "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources."

  Ability of the Company to Execute its Business Strategy

     The financial performance of the Company will depend, in part, on the Company's ability (i) to integrate new locations into the Company's operations,
(ii) to generate satisfactory performance or enhance performance at such locations, (iii) to open and/or acquire additional locations on favorable terms,
(iv) to integrate new financial products and services into the Company's operations; and (v) to enter into arrangements with additional independent retailers. As a result of acquisitions during 1996, the Company acquired 84 new locations from which to distribute products and services, including 33 locations in new geographic regions. There can be no assurance that any of such acquired locations and operations will be effectively and profitably integrated into the Company's existing operations. Such acquisitions may negatively impact the Company's operating results, particularly during the periods immediately following an acquisition. In addition, there can be no assurance that the Company will be able to profitably implement its business strategy in new geographic areas. Furthermore, the Company may compete for expansion and acquisition opportunities with companies that have significantly greater financial and other resources than the Company. There can be no assurance that the Company will be able to locate suitable new locations or acquisition candidates, or that any operations that the Company opens or acquires will be effectively and profitably integrated into the Company's existing operations.

     The Company's financial performance also depends, in part, on the Company's ability to manage its various portfolios and the Company's ability to successfully introduce additional financial products and services. There can be no assurance that additional financial products and services will be introduced or, if introduced, that such financial products and services will be successful. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

  Competition

     Each of the Company's businesses are in highly competitive industries. The Company competes against a large number of national and regional firms engaged in such businesses, many of which have substantially greater resources than the Company. There can be no assurance that the Company's present competitors or companies that choose to enter the marketplace in the future will not exert significant competitive pressures on the Company which could have a material adverse effect on the Company's results of operations and financial condition.

  Impact of Government Regulation

     The operations of the Company are regulated by federal, state and local government authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions including, among other things, regulating credit granting activities, establishing maximum interest rates, and charges, requiring disclosures to customers, governing secured transactions and setting collection, repossession and claims handling procedures, regulating insurance claims practices and procedures, and other trade practices. Although the Company believes that it is in compliance in all material respects with applicable local, state and federal laws, rules and regulations, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future which may make compliance more difficult or expensive, restrict the Company's ability to purchase or finance installment sales or small loans, further limit or restrict the amount of interest and other charges imposed in installment sales or small loans originated by retailers or the Company, or otherwise materially adversely affect the business or prospects of the Company. See "Item 1. Business -- Regulation."

  Dependence Upon Key Personnel

     The Company's success depends substantially on certain members of its senior management, in particular Mr. Cypres, the Company's Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer. The Company's business and financial condition could be materially adversely affected by the loss of the services of Mr. Cypres. The Company does not maintain key man life insurance. See "Item 10. Directors and Executive Officers of Registrant" and "Item 13. Certain Relationships and Related Transactions -- Certain Relationships."

  Seasonal Fluctuations in Quarterly Operating Results

     The Company experiences the highest demand for its financial products and services between October and December, and experiences the lowest demand for its financial products and services between January and March. These significant seasonal fluctuations in its business directly impact the Company's operating results and cash needs.

  Other Risks

     From time to time, the Company details other risks with respect to its business and/or financial results in its filings with the Commission.

ITEM 2.  PROPERTIES

     The Company's executive and administrative offices occupy approximately 17,000 square feet of a building owned by Banner Holdings, Inc. ("Holdings"), the sole shareholder of Banner, that is located at 5480 East Ferguson Drive, Commerce, California 90022. The Company believes that its executive and administrative offices are adequate for current needs and that additional space in its headquarters is available for future expansion. The Company's payment centers located in Banner's stores are adequate for the Company's present and anticipated needs. The Company owns an 86,000 square foot property in Los Angeles on which the Company built a 10,000 square foot loan center and on which Banner operates its used automobile sales business. All of the Company's other finance centers are leased pursuant to leases that generally have five year terms with options to renew.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in certain legal proceedings arising in the normal course of its business. Management does not believe the outcome of these matters will have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 1996.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following individuals are executive officers of the Company. Pertinent information relating to these individuals is set forth below. There are no family relationships between any of the officers. All of the Company's officers hold their respective offices at the pleasure of the Board of Directors, subject to the rights, if any, of an officer under any contract of employment.

     GARY M. CYPRES has been Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer of the Company since its formation. Mr. Cypres has been Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer of Holdings and Banner since February 1991, Chairman of the Board and Chief Executive Officer of Central Rents, Inc. since June 1994 and managing general partner of West Coast Private Equity Partners, L.P. since March 1990.

     ANTHONY FORTUNATO has been Executive Vice President of Operations of the Company since October 18, 1996. Prior to joining the Company, Mr. Fortunato was Executive Vice President of Citibank, F.S.B. California from November 1993 to October 1996, and Vice President of Citibank, N.A./Citicorp from September 1976 to November 1993.

     GERARD T. MCMAHON has been Executive Vice President of Credit and Collections of the Company since September 23, 1996. Prior to joining the Company, Mr. McMahon was Vice President of Credit and Collections at Barry's Jewelers from 1991 to 1996 and Divisional Vice President of Credit and Collections at Kay Jewelers from 1987 to 1991. From 1981 to 1987, Mr. McMahon was Divisional Vice President of Credit Administration at The Broadway.

     ED VALDEZ has been Senior Vice President of Credit of the Company since its formation, Senior Credit Manager of the Company's consumer product finance business since 1986 and Senior Credit Manager of the Company's small loan business since November 1992. Mr. Valdez has been working for the Company for over 28 years.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NASDAQ NATIONAL MARKET LISTING

     The Common Stock is listed on the Nasdaq National Market and traded under the symbol "CFAC." The following table sets forth, in the periods indicated, the high and low sales prices per share of the Common Stock, as reported by Nasdaq for the periods presented. As of March 10, 1997, there were approximately 645 holders of record of the Common Stock.

                                                                          HIGH       LOW
                                                                         ------     ------
    Quarter ended June 30, 1996(1).....................................  $15.00     $12.25
    Quarter ended September 30, 1996...................................  $20.25     $11.25
    Quarter ended December 31, 1996....................................  $21.50     $16.75

---------------
(1) CFAC first began trading on the Nasdaq National Market on June 26, 1996, the date of its initial public offering.

DIVIDENDS

     CFAC has never paid and has no present intention of paying cash dividends on its Common Stock. CFAC anticipates that it will retain all earnings for use in the Company's business, and CFAC does not anticipate paying cash dividends for the foreseeable future. Any determination in the future to pay dividends will depend on the Company's financial condition, capital requirements, results of operations, contractual limitations and any other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data with respect to the Company's consolidated financial position as of December 31, 1995 and 1996, and its results of operations for the years ended December 31, 1994, 1995 and 1996 has been derived from the audited consolidated financial statements of the Company appearing elsewhere herein. This information should be read in conjunction with such consolidated financial statements and the notes thereto. The selected financial data with respect to the Company's consolidated financial position as of October 31, 1993 and 1994 and December 31, 1994, its results of operations for the two months ended December 31, 1993 and 1994 and the fiscal years ended October 31, 1993 and 1994 has been derived from the audited consolidated financial statements of the Company, which are not presented herein. The selected financial data with respect to the Company's consolidated financial position as of October 31, 1992 and its results of operations for the fiscal year ended October 31, 1992 and the year ended December 31, 1993 has been derived from unaudited financial statements, which in the opinion of the Company's management reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the unaudited periods. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

                     SELECTED FINANCIAL AND OPERATING DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            TWO MONTHS
                          YEARS ENDED                         ENDED                                YEARS ENDED
                          OCTOBER 31,                      DECEMBER 31,                           DECEMBER 31,
              ------------------------------------   ------------------------   -------------------------------------------------
                 1992         1993         1994         1993         1994          1993         1994         1995         1996
              ----------   ----------   ----------   ----------   -----------   ----------   ----------   ----------   ----------
STATEMENTS OF
INCOME
DATA:
Revenues:
 Interest
  Income
  Consumer
  Product
  Portfolio.  $    8,145   $    9,010   $   11,444   $    1,714     $   2,057   $    9,420   $   11,787   $   12,508   $   12,850
  Small
   Loan
   Portfolio.         --          134          672           54           439          188        1,057        5,095        9,686
  Automobile
   Finance
   Portfolio.         --           --           --           --            --           --           --          240        1,548
  Other(1)...         --           --           --           --            --           --           --          176        1,691
      Total
       Interest
       Income..    8,145        9,144       12,116        1,768         2,496        9,608       12,844       18,019       25,775
 Travel
  services...         --           --           --           --            --           --           --          371        2,449
 Transaction
  fees on
  contracts
  purchased
  from
  related
  party....         747          830          844          137           150          829          857          916          965
 Other
  income(2)..      1,253        1,457        1,756          304           416        1,445        1,868        2,857        7,238
              ----------   ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------
      Total
      Revenues.   10,145       11,431       14,716        2,209         3,062       11,882       15,569       22,163       36,427
              ----------   ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------
Costs and
 Expenses:
 Operating
  expenses...      3,986        4,519        5,009          864         1,025        4,461        5,170        7,288       12,676
 Provision
  for
  credit
  losses...        2,654        3,264        3,002          696         1,617        3,447        3,923        5,449        9,105
 Interest
  expense..        2,306        2,279        2,523          339           617        2,235        2,801        4,278        4,697
              ----------   ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------
Income (loss)
 before
 taxes......       1,199        1,369        4,182          310          (197)       1,739        3,675        5,148        9,949
Income tax
 expense
(benefit)...         503          572        1,694          127           (74)         727        1,493        2,079        3,979
              ----------   ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------
Net income
 (loss)
 before
 discontinued
 operations...       696          797        2,488          183          (123)       1,012        2,182        3,069        5,970
              ----------   ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------
Discontinued
 operations
 net income
 (loss).....          --           --           --           --            --           --           --           50          (91)
              ----------   ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------
Net income
 (loss).....  $      696   $      797   $    2,488   $      183   $    (  123)  $    1,012   $    2,182   $    3,119   $    5,879
              ==========   ==========   ==========   ==========    ==========   ==========   ==========   ==========   ==========
PER SHARE
 DATA:
Net income
 (loss) per
 share
 before
 discontinued
 operations.. $     0.14   $     0.15   $     0.48   $     0.04   ( $    0.02)  $     0.20   $     0.42   $     0.60   $     0.96
Net income
 (loss) per
 share
 discontinued
 operations..          0            0            0            0             0            0            0         0.01        (0.01)
              ----------   ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------
Net income
 (loss) per
 share......  $     0.14   $     0.15   $     0.48   $     0.04   ( $    0.02)  $     0.20   $     0.42   $     0.61   $     0.95
Weighted
 average
 number of
 shares
 outstanding.  5,150,000    5,150,000    5,150,000    5,150,000     5,150,000    5,150,000    5,150,000    5,150,000    6,213,500
              ----------   ----------   ----------   ----------    ----------   ----------   ----------   ----------   ----------

---------------
(1) Other interest income includes interest earned on the Travel Finance Portfolio and the Independent Retail Finance Portfolio and through the Company's insurance premium finance business.

(2) Other income includes administrative fees charged on certain small loan contracts, late charges and revenue from the sale of insurance products.

                                                                      OCTOBER 31,                         DECEMBER 31,
                                                            -------------------------------     ---------------------------------
                                                             1992        1993        1994        1994         1995         1996
                                                            -------     -------     -------     -------     --------     --------
BALANCE SHEET DATA:
Cash......................................................  $    --     $   931     $ 1,886     $   215     $     57     $  5,848
Net receivable............................................   45,094      47,026      50,626      56,337       94,674      120,391
Total assets..............................................   48,158      51,567      61,597      73,942      101,730      145,887
Total debt................................................   34,250      33,700      42,287      48,845       63,967       74,024
Stockholder's equity......................................   13,399      17,146      18,560      23,951       33,632       61,353

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the information under "Item 6. Selected Financial Data" and the Company's Consolidated Financial Statements and Notes thereto and other financial data, included elsewhere in this Annual Report. Certain statements under this caption constitute "forward-looking statements" under the Reform Act which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference, include but are not limited to, credit quality, economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates and government regulation. For additional information concerning these factors, see "Item 1. Business -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price."

OVERVIEW

     In pursuit of the Company's business strategy, since 1992 the Company has expanded its financing business by offering consumer financing through additional installment credit stores opened by Banner, by increasing the number and type of products and services financed, and by offering new financial products and services. In 1992, the Company began offering small unsecured loans generally ranging from $300 to $1,500 with average loan terms of 12 months, and began offering installment credit finance to Banner's customers at three additional installment credit stores in the greater Los Angeles area and one additional installment credit store in San Francisco that were opened or acquired by Banner in 1994. In 1995, the Company opened two finance centers offering small loans and travel finance and one automobile sales location in the greater Los Angeles area, and began offering consumer product finance to Banner's customers at one additional installment credit store in the greater Los Angeles area that was opened by Banner in 1995. In 1995, the Company also began offering financing for the sale of used automobiles. Beginning in late 1995, the Company expanded its indirect consumer financing business by offering financing to consumers for the purchase of products and services sold by independent retailers. At present, the Company has retail installment financing arrangements with approximately 100 independent retailers in the greater Los Angeles area. In 1996, the Company expanded its travel business by acquiring 25 travel locations in June 1996 and 55 locations in December 1996. The Company presently has 86 travel locations, of which 80 are located in California. In addition, the Company commenced its automobile insurance business in 1996 through 12 locations in the greater Los Angeles area and also began offering insurance premium financing to its customers. As a result of this rapid growth, results of operations are not readily comparable from year to year or from period to period, and are not necessarily indicative of future operating results.

SEGMENT DATA

  Financial Trends

     The following sets forth certain information relating to the Company's financial trends for the periods indicated.

                           CONSUMER PRODUCT PORTFOLIO
            (DOLLARS IN THOUSANDS, EXCEPT AVERAGE CONTRACT BALANCE)

                                                                       TWO MONTHS
                                                   YEARS ENDED            ENDED                      YEARS ENDED
                                                   OCTOBER 31,        DECEMBER 31,                  DECEMBER 31,
                                                -----------------   -----------------   -------------------------------------
                                                 1992      1993      1993      1994      1993      1994      1995      1996
                                                -------   -------   -------   -------   -------   -------   -------   -------
Gross receivable (at end of period)...........  $54,038   $57,250   $60,590   $67,514   $60,590   $67,514   $67,811   $61,848
Deferred interest (at end of period)..........    6,354     7,028     7,657     7,603     7,657     7,603     7,796     7,132
                                                -------   -------   -------   -------   -------   -------   -------   -------
Net receivable (at end of period).............   47,684    50,222    52,933    59,911    52,933    59,911    60,015    54,716
Deferred insurance revenues (at end of
  period).....................................      294       536       529       405       529       405       401       270
Allowance for credit losses (at end of
  period).....................................    2,296     2,660     2,786     3,169     2,786     3,169     3,711     4,409
                                                -------   -------   -------   -------   -------   -------   -------   -------
Net carrying value............................  $45,094   $47,026   $49,618   $56,337   $49,618   $56,337   $55,903   $50,037
                                                =======   =======   =======   =======   =======   =======   =======   =======
Average net receivable........................  $46,690   $51,907   $51,473   $56,335   $52,456   $53,656   $57,276   $55,742
Number of contracts (at end of period)........      N/A       N/A    66,353    76,984    66,353    76,984    84,555    81,361
Average net contract balance..................      N/A       N/A   $   798   $   778   $   798   $   778   $   710   $   673
Average interest bearing liabilities(1).......   32,736    36,404    34,275    38,573    36,163    37,549    39,284    33,489
Total interest income(2)......................    8,145     9,010     1,714     2,057     9,420    11,787    12,508    12,850
Total interest expense(1).....................    2,306     2,279       335       534     2,231     2,579     3,242     2,688
Net interest income before provision for
  credit losses...............................    5,839     6,731     1,379     1,523     7,189     9,208     9,266    10,162
Net provision for credit losses...............    2,654     3,198       655     1,229     3,340     3,332     3,852     4,955
Net write-offs................................    1,688     2,834       529       625     2,897     2,949     3,310     4,257
Average interest rate on average net
  receivable..................................     17.4%     17.4%     20.0%     21.9%     18.0%     22.0%     21.8%     23.1%
Average interest rate on interest bearing
  liabilities.................................      7.0%      6.3%      5.9%      8.3%      6.2%      6.9%      8.3%      8.0%
Net Interest Spread...........................     10.4%     11.1%     14.1%     13.6%     11.8%     15.1%     13.5%     15.1%

---------------
(1) Amounts represent borrowings and related interest expense on the Company's Lines of Credit for the Consumer Product Portfolio, excluding amounts related to the Company's other borrowings.

(2) Amounts represent interest income on installment contracts, excluding administrative fees, late charges and other charges, which are included in other income in the Consolidated Statements of Income appearing elsewhere herein.

                              SMALL LOAN PORTFOLIO
            (DOLLARS IN THOUSANDS, EXCEPT AVERAGE CONTRACT BALANCE)

                                                         YEAR          TWO MONTHS
                                                         ENDED            ENDED                      YEARS ENDED
                                                      OCTOBER 31,     DECEMBER 31,                  DECEMBER 31,
                                                      -----------   -----------------   -------------------------------------
                                                        1993(1)      1993      1994      1993      1994      1995      1996
                                                      -----------   -------   -------   -------   -------   -------   -------
Gross Receivable (at end of period).................    $   705     $ 4,314   $16,735   $ 4,314   $16,735   $37,868   $57,671
Deferred interest (at end of period)................         26         241     1,809       241     1,809     4,187     6,041
Deferred administrative fees and insurance revenues
  (at end of period)................................         13         166       392       166       392       576       978
Allowance for credit losses (at end of period)......         66         107       543       107       543     1,194     1,937
                                                         ------     -------   -------   -------   -------   -------   -------
Net carrying value..................................    $   600     $ 3,800   $13,991   $ 3,800   $13,991   $31,911   $48,715
                                                         ======     =======   =======   =======   =======   =======   =======
Average net receivable..............................    $   850     $ 2,009   $10,509   $ 1,131   $ 5,662   $20,219   $38,847
Number of contracts (at end of period)..............      3,127      10,616    26,166    10,616    26,166    55,241    79,819
Average net contract balance........................    $   217     $   384   $   570   $   384   $   570   $   610   $   647
Average interest bearing liabilities(2).............         --         400     5,887        67     3,165    12,902    25,204
Total administrative fee income.....................         52          13       145        65       458     1,133     1,897
Total interest income(3)............................        134          54       439       188     1,057     5,095     9,686
Total interest expense(2)...........................         --           4        83         4       222     1,036     2,009
Net interest income before provision for credit
  losses............................................        134          50       356       184       835     4,059     7,677
Net provision for credit losses.....................         66          41       388       107       591     1,547     3,349
Net write-offs......................................         --          --        35        --       155       896     2,606
Average interest rate on average net receivable.....       15.8%       16.1%     25.1%     16.6%     18.7%     25.2%     24.9%
Average interest rate on interest bearing
  liabilities.......................................        N/A         6.0%      8.5%      6.0%      7.0%      8.0%      8.0%
Net Interest Spread.................................       15.8%       10.1%     16.6%     10.6%     11.7%     17.2%     17.0%

---------------
(1) The Company commenced its small loan business in December 1992.

(2) Amounts represent borrowings and related interest expense on the Company's Lines of Credit for the Small Loan Portfolio, excluding amounts related to the Company's other borrowings.

(3) Amounts represent interest income on installment contracts, excluding administrative fees, late charges and other charges, which are included in other income in the Consolidated Statements of Income appearing elsewhere herein.

                            TRAVEL FINANCE PORTFOLIO

     The Company also began offering Company-financed sales of airline tickets in mid-1995. At December 31, 1995 and 1996, respectively, the gross receivable of the Travel Finance Portfolio was $3.0 million and $5.6 million, the net receivable was $2.7 million and $5.2 million and the carrying value of the portfolio was $2.7 million and $4.9 million. In addition, the number of contracts outstanding at December 31, 1995 and 1996, respectively, was 5,811 and 11,772 with an average net contract balance of approximately $466 and $438. At December 31, 1995 and 1996, respectively, the average interest rate on the average portfolio was approximately 23.7% and 25.0%. Due to the size and lack of seasoning of this portfolio, there can be no assurance that the Company's experience to date with its Travel Finance Portfolio will be indicative of future results of this portfolio.

                      INDEPENDENT RETAIL FINANCE PORTFOLIO

     The Company began purchasing and servicing consumer finance receivables generated by independent retailers in 1996. At December 31, 1996, the gross receivable of the Independent Retail Finance Portfolio was $7.2 million, the net receivable was $6.2 million and the carrying value of the portfolio was $5.8 million. In addition, the number of contracts outstanding at December 31, 1996, was 12,053 with an average net contract balance of approximately $518. At December 31, 1996, the average interest rate on the average portfolio was approximately 31.5%. Due to the size and lack of seasoning of this portfolio, there can be no assurance that the

Company's experience to date with its Independent Retail Finance Portfolio will be indicative of future results of this portfolio.

                          AUTOMOBILE FINANCE PORTFOLIO

     The Company began offering Company-financed sales of used automobiles in mid-1995. In August 1996, the Company sold the used car sales business to Banner pursuant to an Agreement to Transfer Business Operations among Banner, Central Consumer Finance, Central Auto Sales, Inc. and Central Financial Acceptance Corporation (the "Automobile Financing Agreement") which granted the Company the exclusive right to finance Banner's sales of automobiles or purchase automobile finance contracts generated by Banner. The Company's decision to sell the used car sales business was due to capital considerations and the Company's determination that such business did not presently fit well into the Company's overall business strategy. At December 31, 1995 and 1996, respectively, the gross receivable of the Automobile Finance Portfolio was approximately $5.5 million and $11.0 million and the net receivable of the portfolio was $4.2 million and $8.7 million. In addition, the number of contracts outstanding at December 31, 1995 and 1996, respectively, was 624 and 1,376, with an average net contract balance at each date of approximately $6,700 and $8,000. The average interest rate on the average portfolio was 21% at both December 31, 1995 and 1996, and the Net Interest Spread was approximately 13% in both years. Pursuant to the Automobile Financing Agreement, all purchases of automobile finance receivables are made with full recourse to Banner in the event of default by the customer. Accordingly, the Company maintains no allowance for credit losses with respect to the Automobile Finance Portfolio.

  Analysis of Changes in Net Interest Income

     The following table segregates the changes in net interest income between changes in average balances ("Volume") and average rates ("Rate") for both average net receivables and average interest bearing liabilities of the Consumer Product Portfolio and the Small Loan Portfolio (dollars in thousands).

                                                     YEARS ENDED                YEARS ENDED               YEARS ENDED
                                                  DECEMBER 31, 1994          DECEMBER 31, 1995         DECEMBER 31, 1996
                                                        VERSUS                     VERSUS                    VERSUS
                                                  DECEMBER 31, 1993          DECEMBER 31, 1994         DECEMBER 31, 1995
                                               ------------------------   ------------------------   ----------------------
                                               VOLUME    RATE    TOTAL    VOLUME    RATE    TOTAL    VOLUME   RATE   TOTAL
                                               ------   ------   ------   ------   ------   ------   ------   ----   ------
Increase (decrease) in interest income:
Consumer Product Portfolio...................   $215    $2,152   $2,367   $ 795    $  (74)  $  721   $(354)   $696   $  342
Small Loan Portfolio.........................    753       116      869   2,718     1,320    4,038   4,645     (54)   4,591
                                                ----    ------   ------   ------     ----   ------   ------   ----   ------
                                                 968     2,268    3,236   3,513     1,246    4,759   4,291     642    4,933
                                                ----    ------   ------   ------     ----   ------   ------   ----   ------
Increase (decrease) in interest expense:
  Bank of America Line of Credit.............     86       262      348     119       544      663    (465)    (87)    (552)
  Wells Fargo Line of Credit.................    185        33      218     683       131      814     980      (7)     973
                                                ----    ------   ------   ------     ----   ------   ------   ----   ------
                                                 271       295      566     802       675    1,477     515     (94)     421
                                                ----    ------   ------   ------     ----   ------   ------   ----   ------
Increase in net interest income..............   $697    $1,973   $2,670   $2,711   $  571   $3,282   $3,776   $736   $4,512
                                                ====    ======   ======   ======     ====   ======   ======   ====   ======

                                                                              YEARS ENDED           TWO MONTHS ENDED
                                                                            OCTOBER 31, 1993        DECEMBER 31, 1994
                                                                                 VERSUS                  VERSUS
                                                                            OCTOBER 31, 1992        DECEMBER 31, 1993
                                                                         ----------------------   ---------------------
                                                                         VOLUME   RATE    TOTAL   VOLUME   RATE   TOTAL
                                                                         ------   -----   -----   ------   ----   -----
Increase (decrease) in interest income:
Consumer Product Portfolio.............................................   $910    $ (45)  $865     $162    $181   $343
Small Loan Portfolio...................................................      *        *      *      228     157    385
                                                                          ----    -----   ----     ----    ----   ----
                                                                           910      (45)   865      390     338    728
                                                                          ----    -----   ----     ----    ----   ----
Increase (decrease) in interest expense:
  Bank of America Line of Credit.......................................    258     (285)   (27)      42     157    199
  Wells Fargo Line of Credit...........................................      *        *      *       55      24     79
                                                                          ----    -----   ----     ----    ----   ----
                                                                           258     (285)   (27)      97     181    278
                                                                          ----    -----   ----     ----    ----   ----
Increase in net interest income........................................   $652    $ 240   $892     $293    $157   $450
                                                                          ----    -----   ----     ----    ----   ----

---------------
* Information not meaningful

  Credit Quality

     The Company maintains reserves for credit losses in each of its portfolios at levels that management believes are adequate to absorb potential losses. Under the Company's guidelines, an account is generally charged off when the account is deemed uncollectible by the Company, which is typically when the account is between 91 and 150 days past due. The following sets forth the Company's charge-off experience and allowance for credit losses. The Company does not believe that its credit quality experience can be readily compared to less specialized consumer finance companies due to the Hispanic orientation and uniform credit profile of its customers.

                           CONSUMER PRODUCT PORTFOLIO
                             (DOLLARS IN THOUSANDS)

                                                                       TWO MONTHS
                                                   YEARS ENDED            ENDED                      YEARS ENDED
                                                   OCTOBER 31,        DECEMBER 31,                  DECEMBER 31,
                                                -----------------   -----------------   -------------------------------------
                                                 1992      1993      1993      1994      1993      1994      1995      1996
                                                -------   -------   -------   -------   -------   -------   -------   -------
Average net receivable........................  $46,690   $51,907   $51,473   $56,335   $52,456   $53,656   $57,276   $55,742
Net provision for credit losses...............    2,654     3,198       655     1,229     3,340     3,332     3,852     4,955
Net write-offs................................    1,688     2,834       529       625     2,897     2,949     3,310     4,257
Provision for credit losses as a percentage of
  average net receivable......................      5.7%      6.2%      7.6%     13.1%      6.4%      6.2%      6.7%      8.9%
Net write-offs as a percentage of average net
  receivable..................................      3.6%      5.5%      6.2%      6.7%      5.5%      5.5%      5.8%      7.6%
END OF PERIOD
Net receivable................................  $47,684   $50,222   $52,933   $59,911   $52,933   $59,911   $60,015   $54,716
Allowance for credit losses...................    2,296     2,660     2,786     3,169     2,786     3,169     3,711     4,409
Allowance for credit losses as a percentage of
  net receivable..............................      4.8%      5.3%      5.3%      5.3%      5.3%      5.3%      6.2%      8.1%

                              SMALL LOAN PORTFOLIO
                             (DOLLARS IN THOUSANDS)

                                                                  TWO MONTHS
                                               YEARS ENDED           ENDED                         YEARS ENDED
                                               OCTOBER 31,       DECEMBER 31,                     DECEMBER 31,
                                               -----------     -----------------     ---------------------------------------
                                                 1993(1)        1993      1994        1993      1994       1995       1996
                                               -----------     ------    -------     ------    -------    -------    -------
Average net receivable.......................     $ 850        $2,009    $10,509     $1,131    $ 5,662    $20,219    $38,847
Net provision for credit losses..............        66            41        388        107        591      1,547      3,349
Net write-offs...............................         0             0         35          0        155        896      2,606
Provision for credit losses as a percentage
  of average net receivable..................       8.5%         12.2%      22.2%       9.5%      10.4%       7.7%       8.6%
Net write-offs as a percentage of average net
  receivable.................................       0.0%          0.0%       2.0%       0.0%       2.7%       4.4%       6.7%
END OF PERIOD
Net receivable...............................     $ 679        $4,073    $14,926     $4,073    $14,926    $33,681    $51,630
Allowance for credit losses..................        66           107        543        107        543      1,194      1,937
Allowance for credit losses as a percentage
  of net receivable..........................       9.7%          2.6%       3.6%       2.6%       3.6%       3.5%       3.8%

---------------
(1) The Company commenced its small loan business in December 1992.

         TRAVEL, INDEPENDENT RETAIL, AND AUTOMOBILE FINANCE PORTFOLIOS

     At December 31, 1995 and 1996, respectively, the allowance for credit losses in the Travel Finance Portfolio was $50,000 and $213,000, representing 1.8% and 4.1% of the end of period net receivable. At December 31, 1996, the allowance for credit losses and dealer discount reserves in the Independent Retail Finance Portfolio was $418,000, representing 6.7% of the end of period net receivable. Pursuant to the Automobile Financing Agreement, all purchases of automobile finance receivables are made with full recourse to Banner in the event of default by the customer. Accordingly, the Company maintains no allowance for credit losses with respect to the Automobile Finance Portfolio.

  Delinquency Experience

     Borrowers under the Company's contracts are required to make monthly payments. The following sets forth the Company's delinquency experience for accounts with payments 31 days or more past due.

                           CONSUMER PRODUCT PORTFOLIO
                             (DOLLARS IN THOUSANDS)

                                                   OCTOBER 31,               DECEMBER 31,
                                                 ---------------   ---------------------------------
                                                  1992     1993     1993     1994     1995     1996
                                                 ------   ------   ------   ------   ------   ------
Past due accounts (gross receivable):
  31-60 days...................................  $1,485   $1,453   $1,316   $2,264   $1,943   $2,393
  61 days or more..............................   1,412    1,483    1,576    2,610    2,465    2,277
Accounts with payments 31 days or more past due
  as a percentage of end of period gross
  receivable...................................     5.4%     5.1%     4.8%     7.2%     6.5%     7.6%

                              SMALL LOAN PORTFOLIO
                             (DOLLARS IN THOUSANDS)

                                                      OCTOBER 31,             DECEMBER 31,
                                                      -----------   ---------------------------------
                                                         1993        1993     1994     1995     1996
                                                      -----------   ------   ------   ------   ------
Past due accounts (gross receivable):
  31-60 days........................................       $ 10        $ 9     $ 76     $500   $1,239
  61 days or more...................................         27         36      105      649    1,615
Accounts with payments 31 days or more past due as a
  percentage of end of period gross receivable......       5.2%        1.0%     1.1%     3.0%     4.9%

                TRAVEL AND INDEPENDENT RETAIL FINANCE PORTFOLIOS

     At December 31, 1995 and 1996, respectively, the dollar amount of accounts 31 days or more past due in the Travel Finance Portfolio was $87,000 and $342,000 or 2.9% and 6.1% as a percentage of the end of period gross receivable. At December 31, 1996, the dollar amount of accounts 31 days or more past due in the Independent Retail Finance Portfolio was $581,000 or 8.1% as a percentage of the end of period gross receivable. Due to the size of and lack of seasoning of these portfolios, there can be no assurance that the performance of the Company's experience to date will be indicative of future results.

     In 1996, delinquencies and net write-offs in the Consumer Product Portfolio increased to levels which were substantially higher than those historically experienced by the Company in such portfolio. The increases occurred primarily with respect to the Company's existing customers, rather than new credit customers. Management believes such increases were a result of excessive credit burdens for some customers, due to an aggregate overextension of credit in the marketplace, coupled with uncertainty over proposed legislative reforms potentially impacting the Company's customers and their extended families. Although the Company also experienced increases in delinquencies and net write-offs in its other portfolios, such increases were consistent with management's expectations.

     Because of the Company's growth and expected continued growth, in late 1996 the Company took a number of steps to improve collections and credit quality. The Company hired two senior executives in the credit and collections fields. In December 1996, the Company installed an autodialer to assist its collections personnel in successfully contacting past due borrowers. Finally, the Company has hired CCN, Inc. to develop a proprietary credit scoring system for the Company, which it expects to implement during the fourth quarter of 1997. Notwithstanding these measures, there can be no assurance that the trend in increased delinquencies and net write-offs will not continue.

RESULTS OF OPERATIONS

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Total revenues in the year ended December 31, 1996 increased to $36.4 million from $22.2 million in the year ended December 31, 1995, an increase of $14.2 million or 64.4%.

     Consumer Product Portfolio interest income in the year ended December 31, 1996 increased to $12.9 million from $12.5 million in the year ended December 31, 1995, an increase of $0.4 million. Of this increase, $0.7 million was attributable to a 1.3% increase in the average interest rate earned on this portfolio in the year ended December 31, 1996 compared to the year ended December 31, 1995, offset by a $0.3 million decrease in interest income as a result of a decrease of $1.5 million in the size of the average Consumer Product Portfolio for the year ended December 31, 1996 compared to the year ended December 31, 1995.

     Small Loan Portfolio interest income in the year ended December 31, 1996 increased to $9.7 million from $5.1 million in the year ended December 31, 1995, an increase of $4.6 million or 90.1%. Substantially all of this increase was attributable to an increase in the size of the Small Loan Portfolio, which averaged $38.8 million in the year ended December 31, 1996 compared to $20.2 million in the year ended December 31, 1995. For the year ended December 31, 1996, the Company earned an average interest rate of 24.9% compared to 25.2% in the year ended December 31, 1995. The Company currently charges the maximum interest rate permitted under California law on its small loans.

     Automobile Finance Portfolio interest income in the year ended December 31, 1996 increased to $1.5 million from $0.2 million in the year ended December 31, 1995, an increase of $1.3 million. Substantially all of this increase was attributable to an increase in the size of the Automobile Finance Portfolio, which averaged $7.2 million in the year ended December 31, 1996 compared to $1.1 million in the year ended December 31, 1995. The Company commenced its business of financing automobiles in July 1995.

     Other interest income in the year ended December 31, 1996 increased to $1.7 million from $0.2 million in the year ended December 31, 1995, an increase of $1.5 million. Of this increase, $0.8 million was attributed to an increase in interest income earned on the Company's Travel Finance Portfolio, and $0.6 million was attributable to interest income earned on the Company's financing of installment receivables generated from the sale of consumer products sold to customers of independent retailers; the Company commenced this business in early 1996.

     For the year ended December 31, 1996, the Company's Travel Finance Portfolio averaged $4.9 million compared to $2.7 million in the year ended December 31, 1995. The average interest rate earned on this portfolio was 25.0% in the year ended December 31, 1996 compared to 23.7% in the year ended December 31, 1995.

     Revenues earned on the sales of travel services increased to $2.4 million in the year ended December 31, 1996 compared to $0.4 million in the year ended December 31, 1995, an increase of $2.0 million. The Company commenced its travel business in June 1995, and substantially expanded its operation through the acquisition of 25 travel locations in May and June of 1996. In December 1996, the Company acquired an additional 55 travel locations. However, such acquisition did not materially contribute to 1996 revenues.

     Other income for the year ended December 31, 1996 increased to $7.2 million from $2.9 million in the year ended December 31, 1995, an increase of $4.3 million or 153.3%. Other income primarily includes administrative fees earned on the Company's Small Loan Portfolio, late and extension charge income and income earned on the sale of insurance products. For the year ended December 31, 1996, administrative fee income increased to $1.9 million compared to $1.1 million in the year ended December 31, 1995, an increase of $0.8 million. For the year ended December 31, 1996, late and extension charge income increased to $2.6 million from $1.0 million in the year ended December 31, 1995, an increase of $1.6 million. This increase was primarily attributable to the State of California increasing the late charges the Company may charge coupled with an increase in the size of the Company's combined receivable portfolios. For the year ended December 31, 1996, income from the sale of credit life insurance, credit accident and health insurance, and credit property insurance increased to $2.8 million from $0.8 million in the year ended December 31, 1995, an increase of $2.0 million. This increase was primarily attributable to the Company's commencing the sale of its insurance products on its small loan portfolio in November 1995.

     Operating expenses in the year ended December 31, 1996 increased to $12.7 million from $7.3 million in the year ended December 31, 1995, an increase of $5.4 million or 74.0%. Of this increase, $1.7 million and $0.9 million are attributable to operating costs and expenses incurred in connection with the sale of travel services, which business commenced in June 1995, and was expanded through acquisitions in 1996, and the commencement of the Company's automobile insurance business. Of the remaining increase of $2.8 million, approximately $0.6 million was attributable to increased costs of selling the Company's insurance products with substantially all of the remaining increase attributable to increased costs, including the number of employees and related payroll to accommodate the increased number of outstanding contracts associated with the expansion of the Company's businesses.

     The provision for credit losses in the year ended December 31, 1996 increased to $9.1 million from $5.5 million in the year ended December 31, 1995, an increase of $3.6 million or 67.1%. This increase was primarily due to the growth experienced by the Company in the Small Loan Portfolio, which generated a provision of $3.3 million in the year ended December 31, 1996 compared to $1.5 million in the comparable period of 1995. The remaining increase of $1.8 million was primarily attributable to an increase of $1.1 million in the provision for credit losses on the Company's Consumer Product Portfolio, as a result of increased write-offs and delinquencies in such portfolio, and a $0.4 million provision for credit losses provided on the Company's Independent Retail Finance Portfolio. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Segment Data -- Credit Quality."

     Interest expense in the year ended December 31, 1996 increased to $4.7 million from $4.3 million, an increase of $0.4 million or 9.8%. This increase was primarily due to a higher level of borrowings under the Lines of Credit used to support the growth in the Company's Small Loan Portfolio and Travel Portfolio.

     As a result of the foregoing factors, net income in the year ended December 31, 1996 increased to $5.9 million from $3.1 million in the year ended December 31, 1995, an increase of $2.8 million or 88.5%.

  Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Total revenues in the year ended December 31, 1995 increased to $22.2 million from $15.6 million in the year ended December 31, 1994, an increase of $6.6 million or 42.4%.

     Consumer Product Portfolio interest income in the year ended December 31, 1995 increased to $12.5 million from $11.8 million in the year ended December 31, 1994, an increase of $0.7 million or 6.1%. Of this increase, $0.8 million was attributable to an increase in the size of the Consumer Product Portfolio, which averaged $57.3 million in the year ended December 31, 1995 compared to $53.7 million in the year ended December 31, 1994. For the year ended December 31, 1995, the number of active contracts outstanding in the Consumer Product Portfolio increased to 84,600, an increase of 9.8% over the comparable period in 1994. For the year ended December 31, 1995, the average balance in such portfolio decreased to $710 from $778 in the year ended December 31, 1994, a decrease of 8.7%. The Company believes that this reduction may be attributable to a number of factors, including general economic conditions in California. The average interest rate the Company earned on its Consumer Product Portfolio in the year ended December 31, 1995 decreased to 21.8% from 22.0% in the year ended December 31, 1994.

     Small Loan Portfolio interest income in the year ended December 31, 1995 increased to $5.1 million from $1.1 million in the year ended December 31, 1994, an increase of $4.0 million or 382.0%. Of this increase, $2.7 million was attributable to an increase in loan demand and $1.3 million was attributable to an increase in the average interest rate the Company earned on the average Small Loan Portfolio. The average interest rate increased to 25.2% for the year ended December 31, 1995 from 18.7% for the year ended December 31, 1994. The Company currently charges the maximum interest rate permitted under California law on its small loans. The average size of the Small Loan Portfolio increased to $20.2 million in the year ended December 31, 1995 from $5.7 million in the year ended December 31, 1994, an increase of $14.6 million.

     In the year ended December 31, 1995, revenues include $0.4 million generated from the sale of travel services, which business commenced in June 1995, and $0.4 million of interest income earned on the Travel Finance and Automobile Finance Portfolios.

     Other income in the year ended December 31, 1995 increased to $2.9 million from $1.9 million in the year ended December 31, 1994, an increase of $1.0 million or 52.9%. The remaining increase in other income was primarily due to an increase of $0.7 million in administrative fee income earned on the Small Loan Portfolio and $0.3 million from increases in late charges and sales of insurance products.

     Operating expenses in the year ended December 31, 1995 increased to $7.3 million from $5.2 million in the year ended December 31, 1994, an increase of $2.1 million or 40.9%. Of this increase, $0.3 million is attributable to operating expenses and costs incurred in connection with the sale of airline tickets, which began in the year ended December 31, 1995. The remaining increase of $1.8 million was primarily due to the expansion of the small loan business, including an increase in the number of employees and related payroll expenses of $0.9 million, and to an increase in advertising expenses of $0.3 million.

     The provision for credit losses in the year ended December 31, 1995 increased to $5.5 million from $3.9 million in the year ended December 31, 1994, an increase of $1.6 million or 38.9%. This increase was primarily due to the growth experienced by the Company in its Small Loan Portfolio, which generated a provision of $1.5 million for the year ended December 31, 1995 compared to $0.6 million in the comparable period of 1994. The Travel Finance Portfolio accounted for $0.1 million of the provision for credit losses during 1995. The remaining increase was attributable to growth in the Company's Consumer Product Portfolio and a higher provision level on this portfolio in 1995 as compared to 1994.

     Interest expense in the year ended December 31, 1995 increased to $4.3 million from $2.8 million in the year ended December 31, 1994, an increase of $1.5 million or 52.7%. This increase was primarily due to a higher level of borrowings under the Lines of Credit used to support the growth in the Company's Installment Credit Portfolio and Small Loan Portfolio, and to a higher level of interest charged by the lenders under the respective Lines of Credit, as a result of increases in their borrowing rates.

     As a result of the foregoing factors, net income in the year ended December 31, 1995 increased to $3.1 million from $2.2 million for the year ended December 31, 1994, an increase of $0.9 million or 42.9%.

  Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

     Total revenues in the year ended December 31, 1994 increased to $15.6 million from $11.9 million in the year ended December 31, 1993, an increase of $3.7 million or 31.0%.

     Consumer Product Portfolio interest income in the year ended December 31, 1994 increased to $11.8 million from $9.4 million in the year ended December 31, 1993, an increase of $2.4 million or 25.1%. Of this increase, $2.2 million was attributable to an increase in the average interest rate the Company earned on the Consumer Product Portfolio, which increased to 22.0% in the year ended December 31, 1994 from 18.0% in the year ended December 31, 1993. The remaining increase of $0.2 million was attributable to an increase in the size of the Consumer Product Portfolio, which averaged $53.7 million in the year ended December 31, 1994 compared to $52.5 million in the year ended December 31, 1993.

     Small Loan Portfolio interest income in the year ended December 31, 1994 increased to $1.1 million from $0.2 million in the year ended December 31, 1993, an increase of $0.9 million or 462.2%. Of this increase, $0.8 million was attributable to an increase in loan demand and $0.1 million was attributable to an increase in the average interest rate the Company earned on the average Small Loan Portfolio. The average interest rate increased to 18.7% for the year ended December 31, 1994 from 16.6% for the year ended December 31, 1993. The average size of the Small Loan Portfolio increased to $5.7 million in the year ended December 31, 1994 from $1.1 million in the year ended December 31, 1993, an increase of $4.5 million.

     Other income in the year ended December 31, 1994 increased to $1.9 million from $1.4 million in the year ended December 31, 1993, an increase of $0.4 million or 29.3%. This increase was primarily due to an increase in administrative fee income and to increased late fee income.

     Operating expenses in the year ended December 31, 1994 increased to $5.2 million from $4.5 million in the year ended December 31, 1993, an increase of $0.7 million or 15.9%. This increase was primarily due to increased expenses in connection with the Company's development of its small loan business, which include an increase in the number of employees and related payroll necessary to accommodate the increased number of contracts associated with the expansion of this business.

     The provision for credit losses in the year ended December 31, 1994 increased to $3.9 million from $3.4 million in the year ended December 31, 1993, an increase of $0.5 million, or 13.8%. This increase was attributable to the growth in the Company's Small Loan Portfolio. The Company's provision for credit losses on its Consumer Product Portfolio was $3.3 million for both of the years ended December 31, 1994 and 1993. The provision for credit losses as a percentage of the average Consumer Product Portfolio was 6.2% in the year ended December 31, 1994 compared to 6.4% in the year ended December 31, 1993.

     Interest expense in the year ended December 31, 1994 increased to $2.8 million from $2.2 million during the year ended December 31, 1993, an increase of $0.6 million or 25.3%. This increase was due to a higher level of bank borrowings used to support the growth on the Company's Combined Receivable Portfolio and to higher interest rates on the Company's Lines of Credit.

     As a result of the foregoing factors, net income in the year ended December 31, 1994 increased to $2.2 million compared to $1.0 million in the year ended December 31, 1993, an increase of $1.2 million or 115.6%.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to its initial public offering in June 1996, the Company historically financed its operations through the cash flow generated from operations, borrowings under its Lines of Credit, and from periodic contributions to capital made by Holdings and related entities. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" and "Item 13. Certain Relationships and Related Transactions."

     Net cash provided from operations totaled $6.7 million, $9.2 million and $17.6 million for the years ended December 31, 1994, 1995 and 1996, respectively. During these periods, the primary source of net cash provided from operations was net income before non-cash charges, principally the provision for credit losses.

     Net cash flow generated from operations was insufficient to fund the Company's outlays for capital expenditures and the significant growth it experienced in its combined receivable portfolio in each of 1994, 1995 and 1996 and the acquisitions completed in 1996. Net cash used in such investing activities was $20.8 million, $31.9 million and $43.7 million in the years ended December 31, 1994, 1995 and 1996, respectively. To fund its expenditures and support the growth in its combined receivable portfolio, the Company relied on capital contributions from Holdings, the proceeds from the initial public offering and bank borrowings made under its credit facilities. Capital contributions amounted to $1.6 million and $6.6 million in the years ended December 31, 1994 and 1995, respectively. Prior to the initial public offering, the Company made a return of capital of $615,000 to Banner. Net proceeds from the initial public offering were $22.5 million for the year ended December 31, 1996. Bank borrowings provided cash of $12.2 million, $15.1 million and $10.1 million in the years ended December 31, 1994, 1995 and 1996, respectively.

     Currently, the Company funds its lending activities and operations in part with borrowings under the Bank of America Line of Credit and Wells Fargo Line of Credit. Borrowings under the Bank of America Line of Credit may be used only to finance the Company's consumer product finance business. Banner and CFAC are each guarantors under the Bank of America Line of Credit. The amount of credit available at any one time under the Bank of America Line of Credit is limited to 75% of eligible contracts in the Company's Consumer Product Portfolio. As of December 31, 1996, the total amount available to the Company under the Bank of America Line of Credit was $36.8 million, of which $35.2 million was outstanding. The Bank of America Line of Credit expires on April 30, 1997. Borrowings under the Wells Fargo Line of Credit may be used only to finance the Company's travel finance, auto finance and small loan businesses. The amount of credit available at any one time under the Wells Fargo Line of Credit is limited to 75% of eligible contracts in Small Loan, Automobile Finance and Travel Finance Portfolios. As of December 31, 1996, the total amount available to the Company under the Wells Fargo Line of Credit was $45.4 million, of which $38.8 million was outstanding. The Wells Fargo Line of Credit expires on April 30, 1997. The Company believes it will be able to renew both of its Lines of Credit. However, there can be no assurance that the Company will be able to renew such Lines of Credit. See "Item 1. Business -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price -- Need for Additional Financing."

     The Lines of Credit each contain certain restrictive covenants that require, among other things, the maintenance of certain financial ratios and amounts. The Bank of America Line of Credit requires maintenance of a specified tangible net worth, specific cash flow to interest coverage ratios and specific debt to tangible net worth coverage ratios for Central Installment Credit and Banner combined, as such terms are defined in the Bank of America Line of Credit. Other ratios related to the performance of the Company's Consumer Product Portfolio must be maintained within limits, including maximum ratios of past due accounts to eligible contracts and net write-offs to average net receivables, and a minimum ratio of the allowance for credit losses to net receivables, in all cases as such terms are defined in the Bank of America Line of Credit. The Wells Fargo Line of Credit requires Central Consumer Finance to maintain specified levels of tangible net worth, net income, and cash flow to interest coverage and debt to tangible net worth ratios, as such terms are defined in the Wells Fargo Line of Credit. In addition, the ratio of the net provision for credit losses to net receivables for the Company's Small Loan, Automobile Finance and Travel Finance portfolios must be maintained below a specified level as such terms are defined in the Wells Fargo Line of Credit. At December 31, 1996, the Company was not in compliance with certain financial covenants in the Lines of Credit, however, the Company obtained waivers from each of Bank of America National Trust and Savings Association and Wells Fargo Bank, National Association.

     The Company requires substantial capital to finance its business. Consequently, the Company's ability to grow and the future of its operations will be affected by the availability of financing and the terms thereof. The amount of debt the Company requires from time to time depends on the Company's needs for cash, as determined by its operating performance and its ability to borrow under the terms of its various loan agreements. The Company intends to meet its short-term liquidity needs with cash flow from operations and borrowings under its Lines of Credit.

     The Company will need to arrange for additional bank borrowings or additional debt or equity financing as it continues to grow. The Company believes that its Lines of Credit can be renewed and that it can obtain alternative financing sources that, together with cash flow from operations, would provide the Company sufficient resources to meet its capital requirements. However, there can be no assurance that the Company will be able to renew its Lines of Credit, that the Company will have access to additional financing sources necessary to sustain its operations and its growth plans, or that such financing will be available to the Company on favorable terms.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" for the Company's financial statements, and the notes thereto, and the financial statement schedules filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 17, 1996, the Company changed its independent accountant by terminating its engagement of Deloitte & Touche LLP ("Deloitte & Touche") and selecting Arthur Andersen LLP as its independent accountant to audit its financial statements for the year ended December 31, 1996. All descriptions contained herein of communications between the Company and third parties and reports of third parties are qualified in their entirety by the text of the communications and reports referred to herein.

     Deloitte & Touche audited the consolidated balance sheets of the Company and its subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of income, stockholders equity, and cash flows for the years ended October 31, 1993 and 1994, the two months ended December 31, 1993 and 1994, and the years ended December 31, 1994 and 1995 (collectively referred to as the "Financial Statements"). Deloitte & Touche's report on the Financial Statements did not contain an adverse opinion or disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

     The decision to terminate the Company's engagement of Deloitte & Touche and select Arthur Andersen LLP was unanimously recommended by the Company's Audit Committee and unanimously approved by the Company's Board of Directors.

     During the two most recent fiscal years of the Company and/or its subsidiaries and the subsequent interim period preceding the aforesaid change, there were no reportable events as contemplated by Item 304 of Regulation S-K and no disagreements between the Company and/or its subsidiaries and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which if not resolved to the satisfaction of Deloitte & Touche would have caused them to make reference to the subject matter of the disagreement in their report. The Company has authorized Deloitte & Touche to fully respond to any inquiries by the Company's new independent auditor, Arthur Andersen LLP.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Incorporated herein by reference is the information contained in the section entitled "Directors and Executive Officers" of the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996. Reference is also made to the list of executive officers provided herein under Section 4(a), "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference is the information contained in the section entitled "Directors and Executive Officers -- Compensation of Executive Officers and Directors" of the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference is the information contained in the section entitled "Beneficial Ownership of Principal Stockholders and Management" of the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference is the information contained in the section entitled "Directors and Executive Officers -- Compensation of Executive Officers and Directors -- Compensation Committee Interlocks and Insider Participation" of the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) (1) FINANCIAL STATEMENTS. Reference is made to the Index to Consolidated Financial Statements on page F-1 for a list of financial statements filed as part of this report.

     (2) FINANCIAL STATEMENT SCHEDULES. All financial statement schedules are omitted because of the absence of the conditions under which they are required to be provided or because the required information is included in the financial statements listed above and/or related notes.

     (3) LIST OF EXHIBITS. The following is a list of exhibits filed as a part of this report, including any management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report. Such management contracts or compensatory plans or arrangements are identified in the list below.

EXHIBIT NO.                                      DESCRIPTION
------------  ----------------------------------------------------------------------------------
 2.1*         Reorganization Agreement between the Company, Banner's Central Electric, Inc. and
              Banner Holdings, Inc. dated as of June 24, 1996.
 3.1*         Certificate of Incorporation of the Registrant.
 3.2*         By-laws of the Registrant.
 4.1*         Specimen Common Stock Certificate of the Registrant.
10.1*+        1996 Stock Option Plan dated as of June 24, 1996.
10.2*+        Indemnification Agreement between the Company and certain directors and officers of the Company.
10.3*+        Employment Agreement between the Company and Gary M. Cypres dated as of June 24,
              1996.
10.4*         Financing Agreement between the Central Installment Credit Corporation, Banner's
              Central Electric, Inc., Central Ram, Inc. and Banner Holdings, Inc. dated as of
              June 24, 1996.

EXHIBIT NO.                                      DESCRIPTION
------------  ----------------------------------------------------------------------------------
10.5*         Option Agreement between the Company, Banner's Central Electric, Inc. and Banner
              Holdings, Inc. dated as of June 24, 1996.
10.6*         Operating Agreement between the Company, Banner's Central Electric, Inc. and
              Banner Holdings, Inc. dated as of June 24, 1996.
10.7*         Tax Sharing Agreement between the Company, Banner's Central Electric, Inc. and
              Banner Holdings, Inc. dated as of June 24, 1996.
10.8*         Indemnification Agreement between the Company, Banner's Central Electric, Inc. and
              Banner Holdings, Inc. dated as of June 24, 1996.
10.9*         Indemnification Agreement dated June 24, 1996 between the Company and Banner
              Holdings, Inc.
10.10*        Credit Agreement dated as of December 14, 1993 among Banner's Central Electric
              Consumer Finance Company and Wells Fargo Bank, N.A., as amended.
10.11*        Credit Agreement amended and restated as of April 29, 1996 among Banner's Central
              Electric, Inc. and Bank of America National Trust and Savings Association.
10.12*+       Central Financial Acceptance Corporation Supplemental Executive Retirement Plan
              dated as of June 24, 1996.
10.13*+       Central Financial Acceptance Corporation Executive Deferred Salary and Bonus Plan
              dated as of June 24 , 1996.
10.14*        Third Amended and Restated Loan Agreement dated as of June 24, 1996 among the financial institutions named therein, Central Installment Credit Corporation, and
              Banner's Central Electric, Inc.
10.15*        Central Ram, Inc. Amended and Restated Security Agreement dated as of June 24,
              1996 between Central Ram, Inc. and Bank of America National Trust and Savings
              Association.
10.16*        Central Installment Credit Corporation Security Agreement dated as of June 24,
              1996 between Central Installment Credit Corporation and Bank of America National
              Trust and Savings Association.
10.17*        Central Ram, Inc. Continuing Guaranty dated as of June 24, 1996 in favor of Bank of America National Trust and Savings Association.
10.18*        Banner's Central Electric, Inc. Continuing Guaranty dated as of June 24, 1996 in favor of Bank of America National Trust and Savings Association.
10.19*        Company's Continuing Guaranty dated as of June 24, 1996 in favor of Bank of
              America National Trust and Savings Association.
10.20*        Stock Pledge Agreement dated as of June 24, 1996 between Company and Bank of
              America National Trust and Savings Association.
10.21*        Banner's Central Electric, Inc. Second Amended and Restated Security Agreement
              dated as of June 24, 1996 between Banner's Central Electric, Inc. and Bank of
              America National Trust and Savings Association.
10.22*+       Adoption Agreement for the Qualified Benefits, Inc. Regional Prototype
              Non-Standardized Profit Sharing Plan and Trust effective as of November 1, 1989.
10.23**       Amendment Number One to Third Amended and Restated Loan Agreement dated as of
              August 31, 1996 among the financial institutions named therein, Central
              Installment Credit Corporation and Banner's Central Electric, Inc.
10.24         Eighth Amendment to Credit Agreement dated as of June 21, 1996 by and between
              Central Consumer Finance Company and Wells Fargo Bank, National Association.
10.25**       Ninth Amendment to Credit Agreement dated as of October 10, 1996 by and between
              Central Consumer Finance Company and Wells Fargo Bank, National Association.
10.26+        Employment Agreement between the Company and Anthony Fortunato dated October 25,
              1996.
10.27+        Employment Agreement between the Company and Gerard T. McMahon dated August 30,
              1996.

EXHIBIT NO.                                      DESCRIPTION
------------  ----------------------------------------------------------------------------------
10.28         Amendment Number Two to Third Amended and Restated Loan Agreement dated as of
              December 31, 1996 among the financial institutions named therein, Central
              Installment Credit Corporation and Banner's Central Electric, Inc.
10.29         Agreement to Transfer Business Operations among Banner's Central Electric, Inc.,
              Central Consumer Finance Company, Central Financial Acceptance Corporation and
              Central Auto Sales, Inc. dated as of July 31, 1996.
10.30         Waiver Agreement and Temporary Amendment dated as of January 31, 1997 with reference to the Credit Agreement dated as of December 14, 1993 between Consumer
              Finance Company and Wells Fargo Bank, National Association, as amended.
10.31         Amendment One to Financing Agreement between Central Installment Credit
              Corporation, Banner's Central Electric, Inc., Central Ram, Inc. and Banner
              Holdings, Inc., dated as of July 1, 1996.
11.0          Statement of Per Share Earnings.
21.1          Subsidiaries of the Registrant.*
27.1          Financial Data Schedule.

---------------
 * Incorporated by reference to exhibits filed with the Commission in the Company's Registration Statement on Form S-1 (Registration No. 333-3790).

** Incorporated by reference to exhibits filed with the Commission in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit.

     (B) REPORTS ON FORM 8-K. On October 23, 1996, the Company filed a report on Form 8-K under Item 4, "Changes in Registrant's Certifying Accountant." The Company subsequently filed amendments to such report on October 30 and November 1, 1996.

     (C) EXHIBITS. Reference is made to the Exhibit Index and exhibits filed as a part of this report.

     (D) ADDITIONAL FINANCIAL STATEMENTS.  Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENTRAL FINANCIAL ACCEPTANCE
                                            CORPORATION

                                          By: /s/ Gary M. Cypres

                                          --------------------------------------
                                                      Gary M. Cypres
                                          Chief Executive Officer and President

Date: March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                   TITLE                        DATE
------------------------------------------  --------------------------------------  ---------------
          /s/ Gary M. Cypres                Chairman of the Board of Directors,     March 26, 1997
------------------------------------------    Chief Executive Officer and
              Gary M. Cypres                  President (Principal Executive
                                              Officer)

          /s/ Louis Caldera                 Director                                March 26, 1997
------------------------------------------
              Louis Caldera

      /s/ Jose de Jesus Legaspi             Director                                March 26, 1997
------------------------------------------
          Jose de Jesus Legaspi

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS..............................................  F-2
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS..............................................  F-3
CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheets at December 31, 1996 and 1995...........................  F-4
  Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and
     1994.............................................................................  F-5
  Consolidated Statements of Stockholder's Equity for the Years Ended December 31,
     1996, 1995 and 1994..............................................................  F-6
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995
     and 1994.........................................................................  F-7
  Notes to Consolidated Financial Statements..........................................  F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Central Financial Acceptance
Corporation:

     We have audited the accompanying consolidated balance sheet of Central Financial Acceptance Corporation, a California corporation, and subsidiaries (the "Company") as of December 31, 1996, and the related consolidated statements of income, stockholder's equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Los Angeles, California
February 19, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                  -----------------------------
                                                                      1996             1995
                                                                  ------------     ------------
ASSETS
Cash............................................................  $  5,848,000     $     57,000
Finance receivables, net........................................   120,391,000       94,674,000
Prepaid expenses and other current assets.......................     3,962,000          200,000
Net assets of discontinued operation............................            --        1,033,000
Deferred income taxes...........................................     3,536,000        2,307,000
Property and equipment, net.....................................     3,425,000        2,060,000
Intangible assets, net..........................................     8,725,000        1,399,000
                                                                  ------------     ------------
          TOTAL.................................................  $145,887,000     $101,730,000
                                                                  ============     ============
LIABILITIES AND STOCKHOLDER'S EQUITY
Notes payable...................................................  $ 74,024,000     $ 63,967,000
Accrued expenses and other current liabilities..................     8,708,000        1,688,000
Income taxes payable............................................       952,000        1,593,000
Long-term debt..................................................       850,000          850,000
                                                                  ------------     ------------
     Total liabilities..........................................    84,534,000       68,098,000
                                                                  ------------     ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares authorized;
     no shares outstanding......................................            --               --
  Common stock, $.01 par value, 20,000,000 shares authorized;
     7,277,000 and 5,150,000 shares issued and outstanding,
     respectively...............................................        73,000           52,000
  Paid-in capital...............................................    47,903,000       26,082,000
  Retained earnings.............................................    13,377,000        7,498,000
                                                                  ------------     ------------
     Total stockholder's equity.................................    61,353,000       33,632,000
                                                                  ------------     ------------
          TOTAL.................................................  $145,887,000     $101,730,000
                                                                  ============     ============

      The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1996          1995          1994
                                                          -----------   -----------   -----------
REVENUES:
  Interest income
     Consumer product portfolio.........................  $12,850,000   $12,508,000   $11,787,000
     Small loan portfolio...............................    9,686,000     5,095,000     1,057,000
     Automobile finance portfolio.......................    1,548,000       240,000             0
     Other..............................................    1,691,000       176,000             0
                                                          -----------   -----------   -----------
       Total interest income............................   25,775,000    18,019,000    12,844,000
  Travel services.......................................    2,449,000       371,000             0
  Transaction fees from affiliate.......................      965,000       916,000       857,000
  Other income..........................................    7,238,000     2,857,000     1,868,000
                                                          -----------   -----------   -----------
       Total revenues...................................   36,427,000    22,163,000    15,569,000
                                                          -----------   -----------   -----------
COSTS AND EXPENSES:
  Operating expenses....................................   12,676,000     7,288,000     5,170,000
  Provision for credit losses...........................    9,105,000     5,449,000     3,923,000
  Interest expense......................................    4,697,000     4,278,000     2,801,000
                                                          -----------   -----------   -----------
       Total costs and expenses.........................   26,478,000    17,015,000    11,894,000
                                                          -----------   -----------   -----------
Income before taxes and discontinued operations.........    9,949,000     5,148,000     3,675,000
Income tax expense......................................    3,979,000     2,079,000     1,493,000
                                                          -----------   -----------   -----------
Income from continuing operations.......................    5,970,000     3,069,000     2,182,000
Discontinued operations net income (loss)...............      (91,000)       50,000             0
                                                          -----------   -----------   -----------
Net income..............................................  $ 5,879,000   $ 3,119,000   $ 2,182,000
                                                          ===========   ===========   ===========
PER SHARE DATA: (NOTE 3)
  Earnings per share from continuing operations.........  $      0.96   $      0.60   $      0.42
  Earnings (Loss) per share discontinued operations.....        (0.01)         0.01          0.00
                                                          -----------   -----------   -----------
  Net income per share..................................  $      0.95   $      0.61   $      0.42
  Weighted average common shares outstanding............    6,213,500     5,150,000     5,150,000
  Supplementary net income per share (unaudited)........  $      0.88   $      0.58   $      0.43
  Supplementary weighted average number of common shares
     outstanding (unaudited)............................    7,277,000     7,277,000     7,277,000

      The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                      COMMON
                                       STOCK
                               ---------------------       PAID-IN        RETAINED
                                SHARES       AMOUNT        CAPITAL        EARNINGS          TOTAL
                               ---------     -------     -----------     -----------     -----------
Balance, January 1, 1994.....  5,150,000     $52,000     $17,916,000     $ 2,197,000     $20,165,000
  Net income.................                                              2,182,000       2,182,000
  Capital contribution.......                              1,604,000                       1,604,000
                               ---------     -------     -----------     -----------     -----------
Balance, December 31, 1994...  5,150,000      52,000      19,520,000       4,379,000      23,951,000
  Net income.................                                              3,119,000       3,119,000
  Capital contribution.......                              6,562,000                       6,562,000
                               ---------     -------     -----------     -----------     -----------
Balance, December 31, 1995...  5,150,000      52,000      26,082,000       7,498,000      33,632,000
  Net income.................                                              5,879,000       5,879,000
  Capital withdrawal.........                               (615,000)                       (615,000)
  Net proceeds from public
     offering................  2,127,000      21,000      22,436,000                      22,457,000
                               ---------     -------     -----------     -----------     -----------
Balance, December 31, 1996...  7,277,000     $73,000     $47,903,000     $13,377,000     $61,353,000
                               =========     =======     ===========     ===========     ===========

      The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------
                                                       1996             1995             1994
                                                   ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................  $  5,879,000     $  3,119,000     $  2,182,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization..................       224,000          386,000          264,000
  Provision for credit losses....................     9,105,000        5,449,000        3,923,000
  Deferred income taxes..........................    (1,229,000)        (663,000)        (281,000)
Changes in assets and liabilities:
  Prepaid expenses and other current assets......    (3,762,000)        (166,000)         131,000
  Net assets of discontinued operations..........     1,033,000       (1,033,000)               0
  Accrued expenses and other current liabilities
     and income taxes payable....................     6,379,000        2,135,000          521,000
                                                   ------------     ------------     ------------
     Net cash provided by operating activities...    17,629,000        9,227,000        6,740,000
                                                   ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Installment contracts (originated and acquired)
     collected, net..............................   (34,822,000)     (29,795,000)     (20,833,000)
  Capital expenditures...........................    (1,492,000)      (2,124,000)          (7,000)
  Acquisitions...................................    (7,423,000)               0                0
                                                   ------------     ------------     ------------
     Net cash used in investing activities.......   (43,737,000)     (31,919,000)     (20,840,000)
                                                   ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contribution (withdrawal)..............      (615,000)       6,562,000        1,604,000
  Net Proceeds from public offering..............    22,457,000                0                0
  Proceeds from long-term debt...................             0          850,000                0
  Net proceeds from notes payable................    10,057,000       15,122,000       12,195,000
                                                   ------------     ------------     ------------
     Net cash provided by financing activities...    31,899,000       22,534,000       13,799,000
                                                   ------------     ------------     ------------
NET INCREASE (DECREASE) IN CASH..................     5,791,000         (158,000)        (301,000)
CASH, BEGINNING OF YEAR..........................        57,000          215,000          516,000
                                                   ------------     ------------     ------------
CASH, END OF YEAR................................  $  5,848,000     $     57,000     $    215,000
                                                   ============     ============     ============
CASH PAID DURING THE YEAR FOR:
  INTEREST.......................................  $  4,531,000     $  4,250,000     $  2,772,000
  INCOME TAXES...................................  $  5,909,000     $  1,675,000     $  1,549,000

      The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     Basis of Presentation -- Central Financial Acceptance Corporation ("CFAC") was formed in April 1996 and was a wholly owned subsidiary of Banner's Central Electric, Inc ("Banner"). Banner's Central Electric, Inc. is wholly owned by Banner Holdings, Inc. ("Holdings") and is a consumer products retailer that provides its customers with financing for the merchandise it sells. On June 24 1996, CFAC, Banner's Central Electric, Inc. and Holdings entered into an agreement (the "Reorganization Agreement") whereby Holdings contributed to Banner its investments in certain wholly owned subsidiaries, along with the subsidiaries' operations, (the "Holding Subsidiaries") and Banner's Central Electric, Inc. contributed to CFAC its investments in the Holdings Subsidiaries and the finance portion of its consumer products business, and cash in such amount so as to leave CFAC with $500,000 of cash on hand. Pursuant to the Reorganization Agreement, the intercompany accounts between CFAC, Banner's Central Electric, Inc. and Holdings that arose as a result of the Reorganization Agreement and from other transactions, except with respect to income taxes, were forgiven and reclassified as stockholder's equity.

     In addition to the Reorganization Agreement, CFAC, Banner's Central Electric, Inc. and Holdings entered into certain agreements for the purpose of defining the ongoing relationships among them (see Note 11). The transactions and agreements entered into pursuant to the Reorganization Agreement are referred to herein as the "Reorganization." Management of CFAC believes that such agreements provide for reasonable allocations of costs between the parties.

     The reorganization was accounted for at historical cost in a manner similar to a pooling of interests. The accompanying consolidated financial statements reflect the combined historical operations of CFAC and its subsidiaries as if the Reorganization had taken place at the beginning of the periods presented, except for the contribution of cash in such amount so as to leave CFAC with $500,000 upon the Reorganization.

     On July 2, 1996, CFAC consummated its initial public offering when it sold
2.127 million shares of common stock, which resulted in net proceeds to the Company of $22.5 million.

     On August 1, 1996, the business of Central Auto Sales, Inc., (a wholly owned subsidiary of CFAC) was sold to CFAC's parent company for net book value. The consolidated financial statements have been restated to reflect this business as a discontinued operation.

     Nature of Operations -- The Company (i) purchases and services consumer finance receivables generated by the Company's customers for purchases of high quality brand name consumer products, appliances and furniture sold by Banner, and by independent retailers; (ii) provides financing for purchases of used automobiles sold by Banner; (iii) provides small loans to its customers; (iv) originates and services consumer finance receivables generated by the Company's customers for purchases of airline tickets sold by the Company; and (v) provides insurance products and insurance premium financing to its customers. The majority of the Company's business is focused in Southern California, and the Company experiences the highest demand for its financial products and services between October and December.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of Central Financial Acceptance Corporation and its wholly owned subsidiaries, Central Installment Credit Corporation, Central Consumer Finance Company, Centravel, Inc., Central Financial Acceptance/Insurance Agency, Central Premium Finance Company, Central International, Ltd. and BCE Properties, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     Finance Receivables -- Central's finance receivables include installment contracts that are purchased from Banner (referred to herein as the "Consumer Product Portfolio"), receivables that arise from unsecured, small loans (referred to herein as the "Small Loan Portfolio"), installment contracts that are originated when

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES customers buy used cars and travel tickets (referred to herein as the "Automobile Finance Portfolio" and the "Travel Finance Portfolio," respectively), and installment contracts purchased from unaffiliated third party retailers that sell products or services and receivables that arise from automobile insurance premium contracts (referred to herein as the "Other Portfolio.") Add-on interest of 11% to 13% per annum is included in the face amount of the finance receivables together with administrative fees that are charged on certain small loan contracts. The annual percentage rate varies depending on the length of the contract and the amount of administrative fees. The contracts provide for scheduled monthly payments and mature generally from 1 to 24 months in the Consumer Product Finance Portfolio and the Other Portfolio, which includes the independent retailers, from 1 to 12 months in the Small Loan and Travel Finance Portfolios, and from 36 to 42 months in the Automobile Finance Portfolio.

     Certain direct loan origination costs are capitalized and recognized into expense over the life of the related loan using a method that approximates the interest method.

     The Company provides an allowance for credit losses in the Consumer Product and Travel Finance Portfolios at the time that the contract is purchased or the retail sale is made. The allowance for credit losses in the Small Loan Portfolio and independent retailers is provided for following the origination of the loans over the period that the events giving rise to the credit losses are estimated to occur. The Company's portfolios comprise smaller-balance, homogeneous loans that are evaluated collectively to determine an appropriate allowance for credit losses. The allowance for credit losses is maintained at a level considered adequate to cover losses in the existing portfolios. Collection of past due accounts is pursued by the Company, and when the characteristics of an individual account indicates that collection is unlikely, the account is charged off and turned over to a collection agency. Accounts are generally charged off when they are between 91 and 150 days past due.

     Allowance for loan losses is increased by charges to income and decreased by chargeoffs, net of recoveries. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay and current economic conditions. The Company's customers are typically between the ages of 21 and 45 and earn less than $25,000 per year, have little or no savings and limited short-term employment histories. In addition, the Company's customers typically have no prior credit histories and are unable to secure credit from traditional lending sources. The Company makes its credit decisions primarily on its assessment of a customer's ability to repay the obligation. In making a credit decision, in addition to the size of the obligation, the Company generally considers a customer's income level, type and length of employment, stability of residence, personal references and prior credit history with the Company. As a result, the Company is more susceptible to the risk that its customers will not satisfy their repayment obligations than are less specialized consumer companies or consumer finance companies that have more stringent underwriting criteria. Because the Company relies on the creditworthiness of its customers for repayment and does not rely on collateral securing the debt, the Company experiences actual rates of losses higher than lenders who have collateral which they can repossess in the event of a borrower's default.

     Deferred insurance revenue arises from the deferral of the recognition of revenue from certain credit insurance contracts. Insurance premium revenue is recognized over the life of the related contract using a method that approximates the interest method.

     Property and Equipment -- Property and equipment are carried at cost. Long-lived property is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. If the carrying amount of the asset exceeds the estimated undiscounted future cash flows to be generated by the asset, an impairment loss would be recorded to reduce the asset's carrying

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES value to its estimated fair value. Depreciation and amortization are computed primarily using the straight-line method over the estimated lives of the assets, as follows:

            Furniture, equipment and software..................   Five to ten years
            Leasehold improvements.............................   Life of lease
            Building improvements..............................   7 to 39 years

     Intangible Assets -- Intangible assets primarily arose in connection with the Company's acquisition of the net assets of certain travel and automobile insurance businesses during 1996. The excess of the purchase price over the fair value of net assets acquired is being amortized using the straight-line method over 30 years. The recoverability of the intangible asset is analyzed annually based on undiscounted future cash flows. If the carrying value of the intangible asset exceeds the estimated undiscounted future cash flows, an impairment loss would be recorded to reduce the asset's carrying value to its estimated fair value.

     Income Recognition -- Interest income on the Consumer Product, Automobile Finance and Travel Finance Portfolios is deferred and recognized over the lives of the contracts using the "Rule of 78s," which approximates the interest method. Interest income on the Small Loan Portfolio and independent retailers is deferred and recognized using the interest method. Transaction fees on contracts purchased from a related party are deferred and recognized using the interest method. Administrative fees are deferred and recognized over the estimated average life of the Small Loan Portfolio using the "Rule of 78s, which approximates the interest method. Administrative fees are included in other income in the consolidated statements of income. Premiums and commissions for credit life insurance are recognized as revenue using the interest method. Premiums and commissions for credit accident and health insurance are recognized over the terms of the contracts based on the means of the straight line and interest method and are included in other income in the consolidated statements of income.

     Travel Services -- Revenues from the sale of travel tickets represent airline commissions paid to the Company.

     Insurance Liabilities -- The liability for losses and loss-adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on past experience, for losses incurred but not reported. Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings in the current period.

     Income Taxes -- The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109. Under SFAS No. 109, income tax expense includes income taxes payable for the current year and the change in deferred income tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or income tax returns. A valuation allowance is recognized to reduce the carrying value of the deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     Fair Value of Financial Instruments -- The carrying value of the Company's finance receivables approximates their fair value due to their short term nature and generally stable rates of interest currently being charged in comparison to the rates reflected in the existing portfolios. The carrying value of the Company's notes payable approximates their fair value, as these notes represent a series of short-term notes at floating interest rates. The carrying value of the Company's long-term debt approximates its fair value, as the promissory note bears interest at a floating rate.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. EARNINGS PER SHARE

     Earnings per common share is computed by dividing net income by the average number of common shares outstanding during the periods using the treasury stock method. Stock options were not considered as dilutive in the earnings per share calculation since they have less than 3% effect in the aggregate.

     Supplementary net income per share is based upon 5,150,000 shares of Common Stock issued by the Company pursuant to the Reorganization and 2,127,000 shares of Common Stock sold by the Company in its initial public offering as if all such shares were outstanding as of January 1, 1994, and also gives effect to a reduction in interest expenses resulting from the reduction of indebtedness upon application of the net proceeds of the initial public offering as if it has occurred on January 1, 1994.

4. ACQUISITIONS

     During 1994, the Company acquired the receivables portfolio of a furniture retailer in the San Francisco area that provided installment credit for its customers. The receivables portfolio was acquired for approximately $6,125,000. During 1996, the Company acquired the business of, and assumed the leasehold interest to 80 travel locations, and 10 automobile insurance agencies for an aggregate purchase price of approximately $7.5 million.

     These acquisitions were accounted for as purchases and the results of their operations, which are not significant, have been included since the applicable acquisition dates.

5. FINANCE RECEIVABLES

     Finance receivables consist of:

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1996             1995
                                                              ------------     ------------
    Consumer Product Portfolio..............................  $ 61,848,000     $ 67,811,000
    Small Loan Portfolio....................................    57,671,000       37,868,000
    Automobile Finance Portfolio............................    11,002,000        5,545,000
    Travel Finance Portfolio................................     5,609,000        2,969,000
    Other...................................................     9,349,000                0
                                                              ------------     ------------
                                                               145,479,000      114,193,000
    Less deferred interest..................................    17,049,000       13,587,000
    Less allowance for credit losses........................     6,786,000        4,955,000
    Less deferred administrative fees and insurance
      revenues..............................................       978,000          576,000
    Less unearned premiums and unpaid claim liabilities
      related to finance receivables........................       275,000          401,000
                                                              ------------     ------------
                                                              $120,391,000     $ 94,674,000
                                                              ============     ============

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

     Customers are required to make monthly payments on installment contracts. The aggregate gross balance of accounts with payments 31 days or more past due are:

                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                   1996            1995
                                                                -----------     -----------
    CONSUMER PRODUCT PORTFOLIO:
      Past due 31-60 days.....................................  $ 2,393,000     $ 1,943,000
      Past due 61 days or more................................    2,277,000       2,465,000
                                                                -----------     -----------
                                                                $ 4,670,000     $ 4,408,000
                                                                ===========     ===========
    SMALL LOAN PORTFOLIO:
      Past due 31-60 days.....................................  $ 1,239,000     $   500,000
      Past due 61 days or more................................    1,615,000         649,000
                                                                -----------     -----------
                                                                $ 2,854,000     $ 1,149,000
                                                                ===========     ===========
    TRAVEL FINANCE PORTFOLIO:
      Past due 31-60 days.....................................  $   129,000     $    39,000
      Past due 61 days or more................................      213,000          48,000
                                                                -----------     -----------
                                                                $   342,000     $    87,000
                                                                ===========     ===========
    OTHER:
      Past due 31-60 day......................................  $   437,000     $         0
      Past due 61 days or more................................      252,000               0
                                                                -----------     -----------
                                                                $   689,000     $         0
                                                                ===========     ===========

     The allowance for credit losses in the Consumer Product Portfolio includes the following:

                                                           YEARS ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                     1996            1995            1994
                                                  -----------     -----------     -----------
    Allowance for credit losses, beginning of     $ 3,711,000     $ 3,169,000     $ 2,786,000
      year......................................
    Provision for credit losses.................    4,955,000       3,852,000       3,332,000
    Write-offs, net of recoveries...............   (4,257,000)     (3,310,000)     (2,949,000)
                                                  -----------     -----------     -----------
    Allowance for credit losses, end of year....  $ 4,409,000     $ 3,711,000     $ 3,169,000
                                                  ===========     ===========     ===========

     The allowance for credit losses in the Small Loan Portfolio includes the following:

                                                           YEARS ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                     1996            1995            1994
                                                  -----------     -----------     -----------
    Allowance for credit losses, beginning of     $ 1,194,000     $   543,000     $   107,000
      year......................................
    Provision for credit losses.................    3,349,000       1,547,000         591,000
    Write-offs, net of recoveries...............   (2,606,000)       (896,000)       (155,000)
                                                  -----------     -----------     -----------
    Allowance for credit losses, end of year....  $ 1,937,000     $ 1,194,000     $   543,000
                                                  ===========     ===========     ===========

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

     The allowance for credit losses in the Travel Finance Portfolio, which began in 1995, includes the following:

                                                                  YEARS ENDED DECEMBER 31,
                                                                  -------------------------
                                                                     1996           1995
                                                                  ----------     ----------
    Allowance for credit losses, beginning of year............    $   50,000     $        0
    Provision for credit losses...............................       395,000         50,000
    Write-offs, net of recoveries.............................      (232,000)             0
                                                                  ----------     ----------
    Allowance for credit losses, end of year..................    $  213,000     $   50,000
                                                                  ==========     ==========

     The allowance for credit losses in the Other Finance Portfolio, which businesses began in 1996, includes the following:

                                                                              YEARS ENDED
                                                                              DECEMBER 31,
                                                                                  1996
                                                                              ------------
    Allowance for credit losses, beginning of year..........................   $        0
    Provision for credit losses.............................................      406,000
    Write-offs, net of receivables..........................................     (179,000)
                                                                               ----------
    Allowance for credit losses, end of year................................   $  227,000
                                                                               ==========

     The Automobile Finance Portfolio is financed by the Company with full recourse back to Banner, and accordingly, no allowance for credit losses is provided for by the Company.

6. PROPERTY AND EQUIPMENT

     Property and equipment, net consist of:

                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                   1996             1995
                                                                ----------       ----------
    Land....................................................    $1,568,000       $1,568,000
    Improvements............................................       507,000          146,000
    Furniture, equipment and software.......................     1,548,000          417,000
                                                                ----------       ----------
                                                                 3,623,000        2,131,000
    Less accumulated depreciation and amortization..........       198,000           71,000
                                                                ----------       ----------
                                                                $3,425,000       $2,060,000
                                                                ==========       ==========

7. INTANGIBLE ASSETS

     Intangible assets, net consist of:

                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                   1996             1995
                                                                ----------       ----------
    Excess of purchase price over the fair value of net         $9,085,000       $1,662,000
      assets acquired.......................................
    Less accumulated amortization...........................       360,000          263,000
                                                                ----------       ----------
                                                                $8,725,000       $1,399,000
                                                                ==========       ==========

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

8. NOTES PAYABLE

     Notes payable consist of:

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                 1996              1995
                                                              -----------       -----------
    Bank of America line of credit........................    $35,208,000       $40,317,000
    Wells Fargo line of credit............................     38,816,000        23,650,000
                                                              -----------       -----------
                                                              $74,024,000       $63,967,000
                                                              ===========       ===========

     The Company has a line of credit agreement with Bank of America National Trust and Savings Association (the "Bank of America Line of Credit") that, as amended, provides for the issuance of notes up to $60,000,000, subject to an allowable borrowing base. The amounts outstanding under these notes bear interest at rates that are determined by the type of borrowing. Borrowings under the notes are collateralized by the Consumer Product Portfolio and Banner is a guarantor. The Bank of America Line of Credit, as amended, matures on April 30, 1997 and contains certain restrictive covenants that require, among other things, the maintenance of certain financial ratios and amounts. The Company is required to maintain specified levels of tangible net worth and cash flow to interest coverage ratios for one of its subsidiaries and Banner combined, and cannot exceed a specified ratio of debt to tangible net worth for such subsidiary and Banner combined, as such terms are defined in the line of credit agreement. Other ratios related to the performance of the Company's Consumer Product Portfolio must be maintained within limits, including maximum ratios of past due accounts to eligible contracts, net write-offs to average net receivables, and a minimum ratio of the allowance for credit losses to net receivables, in all cases as such terms are defined in the line of credit agreement. Borrowings under the facility bore interest at weighted average rates of 9.13% and 8.21% per annum as of December 31, 1996 and December 31, 1995, respectively. The amount of unused credit under the facility was limited by the allowable borrowing base and was approximately $1,572,000 at December 31, 1996.

     The Company has a line of credit agreement with Wells Fargo Bank, National Association (the "Wells Fargo Line of Credit") that, as amended, provides for the issuance of notes up to $50,000,000, subject to an allowable borrowing base. The amounts outstanding under these notes bear interest at rates that are determined by the type of borrowing. Borrowings under the notes are collateralized by the Small Loan, Automobile Finance and Travel Finance Portfolios. The Wells Fargo Line of Credit, as amended, expires on April 30, 1997. The credit facility contains certain restrictive covenants that require, among other things, the maintenance of certain financial ratios and amounts. The Company is required to maintain specified levels of tangible net worth, net income, and cash flow to interest coverage ratios for one of its subsidiaries, and cannot exceed a specified ratio of debt to tangible net worth for such subsidiary, as such terms are defined in the line of credit agreement. In addition, the ratio of the net provision for credit losses to net receivables for the Company's Small Loan, Automobile Finance and Travel Finance Portfolios must be maintained below a specified level as such terms are defined in the line of credit agreement. Borrowings under the facility bore interest at weighted average rates of 7.89% and 8.11% per annum as of December 31, 1996 and December 31, 1995, respectively. The amount of unused credit under the facility was limited by the allowable borrowing base and was approximately $6,624,000 at December 31, 1996. The Company believes that the Lines of Credit can be renewed or that it can obtain alternative financing.

     The Company is required to pay a commitment fee of 0.375% per annum for unused portions of its lines of credit. These fees totaled $179,000 for the years ended December 31, 1996 and 1995, and $78,000 for the year ended December 31, 1994, and are included in operating expenses in the consolidated statements of income.

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

     The Company was not in compliance with certain financial covenants as of December 31, 1996; however, a waiver has been received from each of Bank of America National Trust and Savings Association and Wells Fargo Bank, National Association.

9. LONG-TERM DEBT

     Long-term debt consists of a promissory note payable to a bank that bears interest at the bank's reference rate of 8.25% at December 31, 1996. Interest is payable monthly and the principal is due July 1998. The note is secured by a deed of trust.

10. INCOME TAXES

     The Company has agreed to indemnify Holdings for all federal, state, and other income taxes for periods prior to July 2, 1996, when it was included as part of Holdings consolidated tax group.

     Subsequent to July 2, 1996, the Company and its subsidiaries will file a consolidated federal income tax return. For California and certain other states, the Company will continue to file on a combined or separate company tax basis, as appropriate. The income tax provisions as presented in the accompanying financial statements are based upon the amount the Company would have paid as if it filed separate income tax returns for the entire periods presented.

     The provision (benefit) for income taxes from continuing operations consists of the following:

                                                                  DECEMBER 31,
                                                    -----------------------------------------
                                                       1996            1995           1994
                                                    -----------     ----------     ----------
    CURRENT:
      Federal.....................................  $ 4,127,000     $2,121,000     $1,373,000
      State.......................................    1,081,000        621,000        401,000
                                                    -----------     ----------     ----------
                                                      5,208,000      2,742,000      1,774,000
                                                    -----------     ----------     ----------
    DEFERRED:
      Federal.....................................   (1,041,000)      (521,000)      (220,000)
      State.......................................     (188,000)      (142,000)       (61,000)
                                                    -----------     ----------     ----------
                                                     (1,229,000)      (663,000)      (281,000)
                                                    -----------     ----------     ----------
    Provision for income taxes....................  $ 3,979,000     $2,079,000     $1,493,000
                                                    ===========     ==========     ==========

     A reconciliation of the provision for income taxes from continuing operations to the statutory rates is as follows:

                                                                          DECEMBER 31,
                                                                     ----------------------
                                                                     1996     1995     1994
                                                                     ----     ----     ----
    Federal income taxes at statutory rates........................  35.0%    35.0%    35.0%
    State franchise taxes, net of federal benefit..................   5.8      6.0      6.0
    Amortization of the excess purchase price
      over the fair value of assets acquired.......................   0.2      0.4      0.5
    Other..........................................................  (1.0)    (1.0)    (0.9)
                                                                     ----     ----     ----
                                                                     40.0%    40.4%    40.6%
                                                                     ====     ====     ====

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

     The tax effects of temporary differences giving rise to the deferred income tax assets and liabilities are as follows:

                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                     1996           1995
                                                                  ----------     ----------
    DEFERRED INCOME TAX ASSETS (LIABILITIES):
      Allowance for credit losses...............................  $2,908,000     $2,157,000
      Deferred revenue..........................................     466,000        162,000
      Other.....................................................     162,000        (12,000)
                                                                  ----------     ----------
                                                                  $3,536,000     $2,307,000
                                                                  ==========     ==========

11. RELATED PARTY TRANSACTIONS

     In connection with its formation, the Company, Banner and Holdings, entered into the Reorganization Agreement and certain other agreements (the "Financing Agreement", the "Option Agreement", and the "Operating Agreement").

     The Financing Agreement, as amended, grants the Company exclusive right to provide financing to Banner customers for a term of fifteen years from the date of the Reorganization and provides that any contracts purchased pursuant to this Agreement will be at face value less a transaction fee, which is subject to renegotiation at six month intervals. The Agreement also provides that for the years ended December 31, 1996 and 1997, up to $1.5 million of contracts purchased can be returned to Banner at amortized principal balance. The Company can terminate the Financing Agreement at any time upon one year's prior written notice to Banner.

     In the accompanying consolidated financial statements the transaction fee was computed based upon 1.6% of average net receivables in the Consumer Product Portfolio prior to July 2, 1996, and 2.5% thereafter. During 1996, Banner sold approximately $55 million of Consumer Product Receivables, net of $1.5 million which the Company returned pursuant to the Financing Agreement.

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

     The Operating Agreement provides, among other things, that Banner, Holdings or their affiliates are obligated to provide to the Company, and the Company is obligated to utilize certain services, including accounting, management information systems and employee benefits. If such services involve an allocation of expenses, such allocation shall be made on a reasonable basis. To the extent that such services directly relate to the finance portion of the consumer products business contributed by Banner to the Company, or to the extent that other costs are incurred by Banner, Holdings or their affiliates that directly relate to the Company, the Company is obligated to pay Banner, Holdings' or their affiliates; actual cost of providing such services or incurring such costs. Employee benefit expenses are allocated to the Company based on the ratio of actual payroll expenses of employees in the consumer products business contributed by Banner to the Company compared to total actual payroll expenses of Banner before such allocation. Accounting expenses are allocated 50% to the Company. The operating costs of Banner's management information systems function are allocated initially 50% to the Company for a period of five years, subject to adjustment from time to time to reflect changing costs and usage. Except for management information systems services, the Operating Agreement continues until terminated by either the Company, Holdings or Banner upon one year's prior written notice.

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

Termination may be made on a service-by-service basis or in total. Such allocated expenses totaled $1,338,000, $1,000,000, and $559,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     In August 1996, following CFAC's initial public offering, CFAC, Central Auto Sales, Inc., Central Consumer Finance Company and Banner entered into an Agreement to Transfer Business Operations (the "Automobile Financing Agreement"), under which CFAC sold its used car sales business to Banner for approximately its net book value, or $865,000. Under the provisions of the Automobile Financing Agreement, Banner will operate the used car sales business while the Company will have the exclusive right for a fifteen year period to provide financing for all cars that Banner sells or to purchase automobile finance contracts generated by Banner. In addition, all financing extended by the Company on automobiles sold by Banner will be with full recourse back to Banner in the event of default by the customer. Accordingly, Banner will not provide any dealers discount for cars sold pursuant to the Automobile Financing Agreement.

12. PROFIT-SHARING PLAN

     The Company participates along with other affiliated companies, in a profit-sharing plan that covers substantially all employees who meet certain age and length-of-service requirements. Annual contributions are contingent upon current and accumulated profits and are at the sole discretion of the Board of Directors. Profit-sharing expense allocated to the Company for the years ended December 31, 1996, 1995 and 1994 was $27,000, 55,000 and $48,000, respectively.

13. STOCK OPTION PLAN

     In connection with its initial public offering the Company adopted the 1996 Stock Option Plan, under which 700,000 shares of authorized common stock have been reserved for issuance pursuant to terms and conditions as determined by the Board of Directors. The options have a maximum duration of ten years and are subject to certain vesting and cancellation provisions, and may not be granted at less than the market value of the Company's Common Stock on the date of grant of the option. During 1996, the Company granted options to acquire an aggregate of 425,000 shares of common stock with exercise prices ranging from $12.00 to $18.25 per share. As of December 31, 1996, no options were exercisable.

     In October 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for employee stock compensation plans, but allows for the continuation of the intrinsic value based method of accounting to measure compensation cost prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). For companies electing not to change their accounting, SFAS 123 requires pro-forma disclosures of earnings and earnings per share as if the change in accounting provision of SFAS 123 has been adopted.

     The Company has elected to continue to utilize the accounting method prescribed by APB 25, under which no compensation cost has been recognized, and adopt the disclosure requirements of SFAS 123. As a result, SFAS 123 has no effect on the financial condition or results of operations of the Company at December 31, 1996.

     Had compensation cost for this plan been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts.

        Net Income......................................    As Reported     $5,879,000
                                                            Pro Forma       $5,496,000
        Primary EPS.....................................    As Reported     $     0.95
                                                            Pro Forma       $     0.88

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

     The following summarizes information about the stock option plan outstanding as of December 31, 1996:

        Range of exercise price...................................    $12.00 - $18.25
        Number outstanding........................................    425,000
        Weighted average remaining contractual life...............    9.5 years

14. SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     During 1996, the Company adopted a Supplemental Executive Retirement Plan (the "SERP Plan") which will provide supplemental retirement benefits to certain key management employees. To vest in the SERP Plan, an employee must have at least ten years of service with the Company, including five years subsequent to the adoption of the plan.

     The Supplemental Executive Retirement Plan, which is unfunded, expense for the year ended December 31, 1996 amounted to approximately $80,000.

15. COMMITMENTS AND CONTINGENCIES

     The Company is allocated 50% of the cost of various computer equipment operating leases from Banner. These leases expire at various times from 1997 through 2001. The Company's stand-alone loan and travel centers are leased under noncancelable operating leases that generally have two to five-year terms with options to renew.

     Aggregate minimum lease commitments under the location leases and one-half of the computer equipment minimum lease commitments of Banner are as follows:

        YEAR ENDING DECEMBER 31,                                BANNER         OTHERS
        ----------------------------------------------------  ----------     ----------
        1997................................................  $  609,000     $1,212,000
        1998................................................     520,000        765,000
        1999................................................     384,000        444,000
        2000................................................     340,000        255,000
        2001................................................     222,000        157,000
        Thereafter..........................................           0        101,000
                                                              ----------     ----------
                                                              $2,075,000     $2,934,000
                                                              ==========     ==========

     Aggregate rental expense for the years ended December 31, 1996, 1995 and 1994 were $1,039,000, $458,000 and $348,000, respectively.

     Employment Agreement -- The Company has an agreement with the Chairman of the Board of Directors for a period of five years at a base salary of $175,000 per year with eligibility to participate in the Company's executive compensation plans. Any changes to the agreement require approval of the Board of Directors.

     The Company is from time to time involved in routine litigation incidental to the conduct of its business. Management of the Company believes that litigation currently pending will not have a material adverse effect on the Company's financial position or results of operations.

                                  * * * * * *

                                 EXHIBIT INDEX

EXHIBIT NO.                                        DESCRIPTION
-----------       ------------------------------------------------------------------------------
    2.1 *         Reorganization Agreement between the Company, Banner's Central Electric, Inc.
                  and Banner Holdings, Inc. dated as of June 24, 1996.
    3.1 *         Certificate of Incorporation of the Registrant.
    3.2 *         By-laws of the Registrant.
    4.1 *         Specimen Common Stock Certificate of the Registrant.
   10.1 *+        1996 Stock Option Plan dated as of June 24, 1996.
   10.2 *+        Indemnification Agreement between the Company and certain directors and officers of the Company.
   10.3 *+        Employment Agreement between the Company and Gary M. Cypres dated as of
                  June 24, 1996.
   10.4 *         Financing Agreement between the Central Installment Credit Corporation,
                  Banner's Central Electric, Inc., Central Ram, Inc. and Banner Holdings, Inc.
                  dated as of
                  June 24, 1996.
   10.5*          Option Agreement between the Company, Banner's Central Electric, Inc. and
                  Banner Holdings, Inc. dated as of June 24, 1996.
   10.6 *         Operating Agreement between the Company, Banner's Central Electric, Inc. and
                  Banner Holdings, Inc. dated as of June 24, 1996.
   10.7 *         Tax Sharing Agreement between the Company, Banner's Central Electric, Inc. and
                  Banner Holdings, Inc. dated as of June 24, 1996.
   10.8 *         Indemnification Agreement between the Company, Banner's Central Electric, Inc.
                  and Banner Holdings, Inc. dated as of June 24, 1996.
   10.9 *         Indemnification Agreement dated June 24, 1996 between the Company and Banner
                  Holdings, Inc.
   10.10*         Credit Agreement dated as of December 14, 1993 among Banner's Central Electric
                  Consumer Finance Company and Wells Fargo Bank, N.A., as amended.
   10.11*         Credit Agreement amended and restated as of April 29, 1996 among Banner's
                  Central Electric, Inc. and Bank of America National Trust and Savings
                  Association.
   10.12*+        Central Financial Acceptance Corporation Supplemental Executive Retirement
                  Plan dated as of June 24, 1996.
   10.13*+        Central Financial Acceptance Corporation Executive Deferred Salary and Bonus
                  Plan dated as of June 24 , 1996.
   10.14*         Third Amended and Restated Loan Agreement dated as of June 24, 1996 among the financial institutions named therein, Central Installment Credit Corporation, and Banner's Central Electric, Inc.
   10.15*         Central Ram, Inc. Amended and Restated Security Agreement dated as of June 24,
                  1996 between Central Ram, Inc. and Bank of America National Trust and Savings
                  Association.
   10.16*         Central Installment Credit Corporation Security Agreement dated as of June 24,
                  1996 between Central Installment Credit Corporation and Bank of America
                  National Trust and Savings Association.
   10.17*         Central Ram, Inc. Continuing Guaranty dated as of June 24, 1996 in favor of
                  Bank of America National Trust and Savings Association.
   10.18*         Banner's Central Electric, Inc. Continuing Guaranty dated as of June 24, 1996 in favor of Bank of America National Trust and Savings Association.

EXHIBIT NO.                                        DESCRIPTION
-----------       ------------------------------------------------------------------------------
   10.19*         Company's Continuing Guaranty dated as of June 24, 1996 in favor of Bank of
                  America National Trust and Savings Association.
   10.20*         Stock Pledge Agreement dated as of June 24, 1996 between Company and Bank of
                  America National Trust and Savings Association.
   10.21*         Banner's Central Electric, Inc. Second Amended and Restated Security Agreement
                  dated as of June 24, 1996 between Banner's Central Electric, Inc. and Bank of
                  America National Trust and Savings Association.
   10.22*+        Adoption Agreement for the Qualified Benefits, Inc. Regional Prototype Non-
                  Standardized Profit Sharing Plan and Trust effective as of November 1, 1989.
   10.23**        Amendment Number One to Third Amended and Restated Loan Agreement dated as of
                  August 31, 1996 among the financial institutions named therein, Central
                  Installment Credit Corporation and Banner's Central Electric, Inc.
   10.24          Eighth Amendment to Credit Agreement dated as of June 21, 1996 by and between
                  Central Consumer Finance Company and Wells Fargo Bank, National Association.
   10.25**        Ninth Amendment to Credit Agreement dated as of October 10, 1996 by and between Central Consumer Finance Company and Wells Fargo Bank, National
                  Association.
   10.26+         Employment Agreement between the Company and Anthony Fortunato dated
                  October 25, 1996.
   10.27+         Employment Agreement between the Company and Gerard T. McMahon dated
                  August 30, 1996.
   10.28          Amendment Number Two to Third Amended and Restated Loan Agreement dated as of
                  December 31, 1996 among the financial institutions named therein, Central
                  Installment Credit Corporation and Banner's Central Electric, Inc.
   10.29          Agreement to Transfer Business Operations among Banner's Central Electric,
                  Inc., Central Consumer Finance Company, Central Financial Acceptance
                  Corporation and Central Auto Sales, Inc. dated as of July 31, 1996.
   10.30          Waiver Agreement and Temporary Amendment dated as of January 31, 1997 with reference to the Credit Agreement dated as of December 14, 1993 between
                  Consumer Finance Company and Wells Fargo Bank, National Association, as
                  amended.
   10.31          Amendment One to Financing Agreement between Central Installment Credit
                  Corporation, Banner's Central Electric, Inc., Central Ram, Inc. and Banner
                  Holdings, Inc., dated as of July 1, 1996.
   11.0           Statement of Per Share Earnings
   21.1           Subsidiaries of the Registrant.*
   27.1           Financial Data Schedule.

---------------
 * Incorporated by reference to exhibits filed with the Commission in the Company's Registration Statement on Form S-1 (Registration No. 333-3790).

** Incorporated by reference to exhibits filed with the Commission in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 + Management contract or compensatory plan or arrangement required to be filed as an exhibit.