Form 10-K/A
period 1996-12-31
CENTRAL FINANCIAL ACCEPTANCE CORP
filed 1997-04-10
CIK 1012483

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 10, 1997.
================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

                                       TO

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _____________ TO ____________

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

     Number of shares of Common Stock of the registrant outstanding as of March 10, 1997: 7,277,000

                      DOCUMENTS INCORPORATED BY REFERENCE

               DOCUMENT INCORPORATED                    PART OF FORM 10-K INTO WHICH INCORPORATED
               ---------------------                    -----------------------------------------
        DEFINITIVE PROXY STATEMENT FOR THE                              PART III
        1997 ANNUAL MEETING OF SHAREHOLDERS

================================================================================

                                    PART II


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


                                          CENTRAL FINANCIAL ACCEPTANCE
                                            CORPORATION


                                          By:       /s/ GARY M. CYPRES
                                            ------------------------------------
                                                       Gary M. Cypres
                                                Chief Executive Officer and
                                                          President


Date: April 10, 1997

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

                                          ARTHUR ANDERSEN LLP

Los Angeles, California
February 19, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Central Financial Acceptance Corporation
Los Angeles, California:

We have audited the accompanying consolidated balance sheet of Central Financial Acceptance Corporation and subsidiaries (the "Company", see Note 1, Basis of Presentation) as of December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1994 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Central Financial Acceptance Corporation and subsidiaries as of December 31, 1995 and the results of their operations and their cash flows for the years ended December 31, 1994 and 1995 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Los Angeles, California
April 12, 1996
(June 25, 1996 as to the effects
of the reorganization described
in Note 1)

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