Form 10-Q
period 1997-03-31
CENTRAL FINANCIAL ACCEPTANCE CORP
filed 1997-05-14
CIK 1012483

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-03790
                                                --------

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
              (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     YES   X    NO
                          -----    -----

Number of shares outstanding as of May 14, 1997: 7,277,000.

CENTRAL FINANCIAL ACCEPTANCE CORPORATION

                                    FORM 10-Q

                                      INDEX


                                                                                                           Page No.
                                                                                                           --------

PART I.           FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets at  March 31, 1997 and December 31, 1996 ..............   1

                  Condensed Consolidated Statements of Operations for the Three Months Ended
                  March 31, 1997 and 1996......................................................................   2

                  Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                  March  31, 1997 and 1996.....................................................................   3

                  Notes to Condensed Consolidated Financial Statements ........................................   4

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations........   8


PART II.          OTHER INFORMATION

Item 5.           Other Information............................................................................  12

Item 6.           Exhibits and Reports on Form 8-K.............................................................  12

Signatures.....................................................................................................  13

PART I.  FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                         MARCH 31,    DECEMBER 31,
                                                           1997           1996
                                                       ------------   ------------
                        A S S E T S
Cash                                                   $      5,702   $      5,848
Consumer Finance receivables, net                           106,728        111,663
Automobile Finance receivables                                8,401          8,728
Other receivables                                             6,905          2,289
Prepaid expenses and other current assets                     1,978          1,673
Deferred income taxes                                         3,536          3,536
Property and equipment, net                                   4,377          3,425
Intangible asset, net                                         8,645          8,725
                                                       ------------   ------------
     Total assets                                      $    146,272   $    145,887
                                                       ============   ============

           LIABILITIES AND STOCKHOLDER'S EQUITY
Notes payable                                          $     72,541   $     74,024
Accrued expenses and other current liabilities                7,979          8,708
Income taxes payable                                          1,742            952
Long-term debt                                                  850            850
                                                       ------------   ------------
     Total liabilities                                       83,112         84,534
                                                       ------------   ------------
Commitments and contingencies
Stockholder's equity:
     Preferred stock, $.01 par value, 5,000,000
        shares authorized; no shares outstanding                 --             --
     Common stock, $.01 par value, 20,000,000 shares
        authorized; 7,277,000 shares
        issued and outstanding                                   73             73
     Paid-in capital                                         47,903         47,903
     Retained earnings                                       15,184         13,377
                                                       ------------   ------------
         Total stockholder's equity                          63,160         61,353
                                                       ------------   ------------
     Total liabilities and stockholder's equity        $    146,272   $    145,887
                                                       ============   ============



            See notes to condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                 ---------------------------
                                                                     1997          1996
                                                                 ------------   ------------
Revenues:
     Interest income on consumer finance receivables             $      7,583   $      5,479
     Interest income on auto finance receivables                          416            260
     Travel services                                                    1,755            221
     Other income                                                       2,903          1,272
                                                                 ------------   ------------
         Total revenues                                                12,657          7,232

Costs and expenses:
     Operating expenses                                                 5,811          2,019
     Provision for credit losses                                        2,411          2,154
     Interest expense                                                   1,423          1,241
                                                                 ------------   ------------
         Total costs and expenses                                       9,645          5,414
                                                                 ------------   ------------

Income before discontinued operations &
     provision for income taxes                                         3,012          1,818
Provision for income taxes                                              1,205            727
Income from discontinued operations, (net of tax)                          --             12
                                                                 ------------   ------------

Net income                                                       $      1,807   $      1,103
                                                                 ============   ============
PER SHARE DATA:

     Earnings per share from continuing operations               $       0.25   $       0.21
     Earnings per share discontinued operations                            --             --
                                                                 ------------   ------------
     Earnings per share                                          $       0.25   $       0.21

     Weighted average common shares outstanding                         7,277          5,150

     Supplementary net income per share                                    --   $       0.19

     Supplementary weighted average number of common                       --          7,277
     shares outstanding


            See notes to condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                           ----------------------------
                                                                               1997            1996
                                                                           ------------    ------------
Cash flows from operating activities:
     Net income                                                            $      1,807    $      1,103

     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                              159              34
         Provision for credit losses                                              2,411           2,154
     Changes in assets and liabilities:
         Prepaid expenses and other current assets                                 (305)            (52)
         Other receivables                                                       (4,616)              0
         Net assets of discontinued operations                                        0             160
         Accrued expenses and other current liabilities                              61            (654)
                                                                           ------------    ------------
         Net cash provided by (used in) operating activities                       (483)          2,745
                                                                           ------------    ------------
Cash flows from investing activities:
     Installment contracts (originated and acquired) collected, net               2,851           2,078
     Capital expenditures                                                        (1,031)            (58)
                                                                           ------------    ------------
         Net cash provided by investing activities                                1,820           2,020
                                                                           ------------    ------------
Cash flows from financing activities:
     Capital withdrawal                                                               0          (1,203)
     Net (repayments of) notes payable                                           (1,483)         (3,488)
                                                                           ------------    ------------
     Net cash used in financing activities                                       (1,483)         (4,691)
                                                                           ------------    ------------

Net increase (decrease) in cash                                                    (146)             74
Cash, beginning of period                                                         5,848              57
                                                                           ------------    ------------
Cash, end of period                                                        $      5,702    $        131
                                                                           ============    ============

Cash paid during the period for:
     Interest                                                              $      1,312    $      1,246
     Income taxes                                                          $        415    $      1,178


            See notes to condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The accompanying condensed consolidated financial statements of Central Financial Acceptance Corporation ("CFAC") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition and operating results for the interim periods presented have been included. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These interim financial statements should be read in conjunction with the year ended December 31, 1996 financial statements and notes contained therein, filed with the Securities and Exchange Commission.

     CFAC was formed in April 1996 and consummated its initial public offering on July 2, 1996, when it sold 2.127 million shares of common stock, which resulted in net proceeds to the Company of approximately $22.5 million. CFAC was a wholly owned subsidiary of Banner's Central Electric, Inc. Banner's Central Electric, Inc. is wholly owned by Banner Holdings, Inc. ("Holdings") and is a consumer products retailer that provides its customers with financing for the merchandise it sells. On June 24, 1996, CFAC, Banner's Central Electric, Inc. and Holdings entered into an agreement (the "Reorganization Agreement") whereby Holdings contributed to Banner its investments in certain wholly owned subsidiaries, along with the subsidiaries' operations, (the "Holdings Subsidiaries") and Banner's Central Electric, Inc. contributed to CFAC its investments in the Holdings Subsidiaries and the finance portion of its consumer products business, and cash in such amount so as to leave CFAC with $500,000 of cash on hand. Pursuant to the Reorganization Agreement, the intercompany accounts between CFAC, Banner's Central Electric, Inc. and Holdings that arose as a result of the Reorganization Agreement and from other transactions, except with respect to income taxes, were forgiven and reclassified as stockholder's equity.

     In addition to the Reorganization Agreement, CFAC, Banner's Central Electric, Inc. and Holdings entered into certain agreements for the purpose of defining the ongoing relationships among them. The transactions and agreements entered into pursuant to the Reorganization Agreement are referred to herein as the "Reorganization." Management of CFAC believes that such agreements provide for reasonable allocations of costs between the parties.

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

     On August 1, 1996, the business of Central Auto Sales, Inc. (a wholly owned subsidiary of CFAC) was sold to CFAC's parent company for net book value. The condensed consolidated financial statements have been restated to reflect this business as a discontinued operation.

     The Company (i) purchases and services consumer finance receivables generated by the Company's customers for purchases of high quality brand name consumer products, appliances and furniture sold by Banner, and by independent retailers; (ii) provides financing for purchases of used automobiles sold by Banner, (iii) provides small loans to its customers; (iv) originates and services consumer finance receivables generated by the Company's customers for purchases of airline tickets sold by the Company; and (v) provides insurance products and insurance premium financing to its customers. The majority of the Company's business is focused in Southern California, and the Company experiences the highest demand for its financial products and services between October and December.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         See Note 2 of Notes to Consolidated Financial Statements in Central Financial Acceptance Corporation's Annual Report on 10-K for the year ended December 31, 1996.

3.   ACQUISITIONS

     During 1996, the Company acquired the business of, and assumed the leasehold interests to 80 travel locations, and 10 automobile insurance agencies for an aggregate purchase price of approximately $7.5 million. Such acquisitions were accounted for as purchases and the results of their operation are not material from a financial point of view, and have been included since the applicable acquisition dates.

4.   EARNINGS PER COMMON SHARE

     Earnings per common share is computed by dividing net income by the average number of common shares outstanding during the periods using the treasury stock method. Stock options were not considered as dilutive in the earnings per share calculation since they have less than 3% effect in the aggregate.

     Supplementary net income per share is based on the number of common shares issued by the Company pursuant to the Reorganization and the number of shares sold by the Company in its initial public offering, as if all such shares were outstanding as of January 1, 1996, and also gives effect to a reduction of interest expense, net of income tax expense, resulting from the reduction of indebtedness upon application of the net proceeds of the proposed offering as if it had occurred on January 1, 1996.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards Number 128 (earnings per share) [SFAS 128] and Statement of Financial Accounting Standards Number 129 (Disclosure of information about Capital Structure) [SFAS 129]. The Company will be required to adopt SFAS 128 and SFAS 129 in fiscal year 1997. The Company does not expect that the adoption of SFAS 128 and SFAS 129 will have a material effect on its financial position or its results of operations in 1997.

5.   FINANCE AND OTHER RECEIVABLES

                                                       CONSUMER                  AUTOMOBILE
                                                   FINANCE RECEIVABLES        FINANCE RECEIVABLES
                                               -------------------------   -------------------------
                                                 MARCH 31,   DECEMBER 31,   MARCH 31,    DECEMBER 31,
                                               -----------   -----------   -----------   -----------
                                                   1997         1996          1997           1996
                                               -----------   -----------   -----------   -----------
Gross receivables                              $   127,972   $   134,477   $    10,421   $    11,002
Deferred interest                                   12,975        14,775         2,020         2,274
                                               -----------   -----------   -----------   -----------
Net receivable                                     114,997       119,702         8,401         8,728
Deferred administrative fee & insurance              1,149         1,253            --            --
Allowance for credit losses                          7,120         6,786            --            --
                                               -----------   -----------   -----------   -----------
                                               $   106,728   $   111,663   $     8,401   $     8,728
                                               ===========   ===========   ===========   ===========

     Other receivables consist of commissions receivables from automobile insurance companies of $260,000 and $101,000 at March 31, 1997 and December 31, 1996, respectively, receivables from insurance company for insurance products sold of $964,000 and $2,188,000 at March 31, 1997 and December 31, 1996,
respectively, and $5,681,000 receivables from an affiliate at March 31, 1997, which was repaid on April 15, 1997.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

6.   NOTES PAYABLE

     Notes payable consist of:

                                                      MARCH  31,     DECEMBER 31,
                                                     ------------   ------------
                                                         1997           1996
                                                     ------------   ------------
Bank of America line of credit                       $     30,800   $     35,208
Wells Fargo line of credit                                 41,741         38,816
                                                     ------------   ------------
                                                     $     72,541   $     74,024
                                                     ============   ============

     The Company has a credit agreement with Bank of America National Trust and Savings Association (the "Bank of America Line of Credit") that, as amended, provides for the issuance of notes up to $60,000,000, subject to an allowable borrowing base. The amounts outstanding under these notes bear interest at rates that are determined by the type of borrowing. Borrowings under the notes are collateralized by certain receivables in the Company's consumer finance receivable portfolio and Banner is a guarantor. The Bank of America Line of Credit, as amended, matures on May 31, 1997 and contains certain restrictive covenants that require, among other things, the maintenance of certain financial ratios and amounts. The amount of unused credit under the facility was limited by the allowable borrowing base and was approximately $1,066,000 at March 31, 1997 and $1,572,000 at December 31, 1996.

     The Company has a credit agreement with Wells Fargo Bank National Association (the "Wells Fargo Line of Credit") that, as amended on October 10, 1996, provides for the issuance of notes up to $50,000,000 subject to an allowable borrowing base. The amounts outstanding under these notes bear interest at rates that are determined by the type of borrowing. Borrowings under the notes are collateralized by certain receivables in the Company's consumer finance receivable portfolio and by the Company's automobile finance receivable portfolio. The Wells Fargo Line of Credit, as amended, expires on May 30, 1997. The credit facility contains certain restrictive covenants that require, among other things, the maintenance of certain financial ratios and amounts. The amount of unused credit under the facility was limited by the allowable borrowing base and was approximately $1,005,000 and $6,624,000 at March 31, 1997 and December 31, 1996, respectively.

     The Company is currently negotiating for a new single line of credit to replace the current Bank of America Line of Credit and Wells Fargo Line of Credit. The Company believes its new line of credit will be in place by May 31, 1997, or, if not, that it will be able to renew the current Bank of America Line of Credit and Wells Fargo Line of Credit until such time as the new line of credit is finalized.

7.   LONG-TERM DEBT

     Long-term debt consists of a promissory note payable to a bank that bears interest at the bank's reference rate. Interest is payable monthly and the principal is due July 1998. The note is secured by a deed of trust.


8.   RELATED PARTY TRANSACTIONS


     In connection with its formation, the Company., Banner and Holdings, entered into the Reorganization Agreement and certain other agreements (the "Financing Agreement", the "Option Agreement", and the Operating Agreement").

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

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

     In the accompanying condensed consolidated financial statements the transaction fee was computed based upon 1.6% of average net receivables in the Consumer Product Portfolio prior to July 2, 1996, and 2.5% thereafter. During the first three months ended March 31, 1997, Banner sold approximately $9 million of Consumer Product Receivables, net of $.6 million which the Company returned pursuant to the Financing Agreement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Certain statements in this Report on Form 10-Q constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference, include but are not limited to, credit quality, economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates and government regulation. For additional information concerning these factors, see "Item 1. Business -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The following sets forth certain information relating to the Company's financial trends, credit quality and delinquency experienced for the Company's consumer finance receivable portfolio, for the periods presented.

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      ------------------------------
                                                                          1997               1996
                                                                      ------------      ------------
FINANCIAL TRENDS (000's omitted)

Gross receivables (at end of period)                                  $    127,972      $    102,114
Deferred interest (at end of period)                                        12,975            10,972
                                                                      ------------      ------------
Net receivables (at end of period)                                         114,997            91,142

Deferred administrative fees & insurance (at end of period)                  1,149               905
Allowance for credit  losses (at end of period)                              7,120             5,648
                                                                      ------------      ------------

Net carrying value                                                    $    106,728      $     84,589
                                                                      ============      ============

Average net receivables                                               $    118,543      $     94,081

Average interest bearing liabilities(1)                                     72,307            61,856

Administrative fee income                                                      466               414

Total interest income(2)                                                     7,583             5,479
Total interest expense                                                       1,423             1,241
                                                                      ------------      ------------
Net interest income before provision for credit losses                       6,160             4,238

Net provision for credit losses                                              2,411             2,154

Net write-off's                                                             2,077             1,460

Average interest rate on average net receivables                              25.6%             23.3%
Average interest rate on interest bearing liabilities                          7.9%              8.0%
                                                                      ------------      ------------

Net interest spread                                                           17.7%             15.3%
                                                                      ============      ============


(1) The amounts represent borrowings and related interest expense on the Company's lines of credit, excluding amounts related to the Company's other borrowings.

(2) The amounts represent interest income on consumer finance receivables, excluding administrative fees, late charges and other charges, which are included in the Condensed Consolidated Statements of Operations.

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                       ------------------------------
                                                                           1997              1996
                                                                       ------------      ------------
CREDIT QUALITY (000's omitted)

Average net receivables                                                $    118,543      $     94,081

Net provision for credit losses                                               2,411             2,154

Net write-off's                                                               2,077             1,460

Provision for credit losses as a % of average net receivables                   8.1%              9.2%

Net write-off's as a % of average net receivables                               7.0%              6.2%

END OF PERIOD (000's omitted)

Net receivables                                                        $    114,997      $     91,142
Allowance for credit losses                                                   7,120             5,648
Allowance for credit losses as a % of net receivables                           6.2%              6.2%


DELINQUENCY EXPERIENCE (000's omitted)

Past due accounts (gross receivables)
31-60 days                                                             $      3,297      $      2,178
61 days or more                                                               6,360             3,115

Accounts with payments 31 days or more past due
as a percentage of end of period gross receivables                              7.5%              5.2%

AUTOMOBILE FINANCE PORTFOLIO

      At March 31, 1997 and March 31, 1996, the gross receivable of this portfolio was $10.4 million and $7.7 million, respectively; the net receivable was $8.4 million and $5.9 million, respectively.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996.

     Total revenues in the three months ended March 31, 1997 increased to $12.7 million from $7.2 million in the three months ended March 31, 1996, an increase of $5.4 million or 75.0%.

     Interest income on the consumer finance receivables portfolio in the three months ended March 31, 1997 increased to $7.6 million from $5.5 million in the three months ended March 31, 1996, an increase of $2.1 million or 38.4%. This increase was primarily attributable to an increase in the consumer finance receivable portfolio which averaged $118.5 million in the three months ended March 31, 1997, compared to $94.1 million in the three months ended March 31, 1996. The average interest rate the Company charged on this portfolio increased to 25.6% for the three months ended March 31, 1997, compared to 23.3% for the three months ended March 31, 1996.

      Interest income on the automobile finance receivables portfolio in the three months ended March 31, 1997 increased to $0.4 million from $0.3 million in the three months ended March 31, 1996. This increase was due to an increase in the Automobile Finance Receivables which averaged $8.6 million in the three months ended March 31, 1997, compared to $4.9 million in the three months ended March 31, 1996.

      Other income for the three months ended March 31, 1997 increased to $2.9 million from $1.3 million in the three months ended March 31, 1996, an increase of $1.6 million. Other income in the three months ended March 31, 1997 includes an increase of $0.1 million in administrative fee income earned on small loans, a $0.3 million increase in late and extension charges, a $0.1 million increase in transaction fees charged on consumer product installment contracts, and an increase of $.7 million in commissions and broker fees income from sales of automobile insurance contracts and $.04 million in income from the sale of credit life, accident and health and property insurance.

      Operating expenses in the three months ended March 31, 1997 increased to $5.8 million from $2.0 million in the three months ended March 31, 1996, an increase of $3.8 million. Of this increase, $1.7 million is attributable to operating costs and expenses incurred in connection with the sale of airline tickets and $0.8 million incurred in the sale of auto insurance, which business commenced in July 1996. The remaining increase of $1.3 million was primarily due to the expansion of the small loan business and unaffiliated retailer business, including an increase in the number of employees and related payroll expenses.

     The provision for credit losses in the three months ended March 31, 1997 increased to $2.4 million from $2.2 million in the three months ended March 31, 1996, an increase of $.3 million or 11.9%. This increase was primarily due to the growth experienced by the Company in its unaffiliated third party retailers receivable portfolio, and to higher levels of delinquencies and write-off's.

     Interest expense in the three months ended March 31, 1997 increased to $1.4 million from $1.2 million in the three months ended March 31, 1996. This increase was due to an increase in the amounts borrowed on the lines of credit which averaged $72.3 million in the three months ended March 31, 1997, compared to $61.9 million in the three months ended March 31, 1996.

     As a result of the foregoing factors, net income in the three months ended March 31, 1997 increased to $1.8 million from $1.1 million in the three months ended March 31, 1996, an increase of $.7 million or 63.8%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations through the cash flow generated from operations, borrowings under its Lines of Credit, and from periodic contributions to capital made by Holdings and related entities.

     For the three months ended March 31, 1997, net cash utilized in operating activities totalled $0.5 million, while investing activities provided $1.8 million of cash flow. During this period the Company paid down $1.5 million of notes payable.

     Currently, the Company funds its lending activities and operations in part with borrowings under the Bank of America Line of Credit and Wells Fargo Line of Credit. Borrowings under the Bank of America Line of Credit may be used only to finance the Company's consumer product finance business. Banner and CFAC are each guarantors under the Bank of America Line of Credit. The amount of credit available at any one time under the Bank of America Line of Credit is limited to 75% of certain eligible contracts in the Company's consumer finance receivable portfolio. As of March 31, 1997, the total amount available to the Company under the Bank of America Line of Credit was $31.9 million, of which $30.8 million was outstanding. The Bank of America Line of Credit was amended as of April 30, 1997, to extend the expiration date to May 31, 1997. Borrowings under the Wells Fargo Line of Credit may be used only to finance the Company's travel finance, auto finance and small loan businesses. The amount of credit available at any one time under the Wells Fargo Line of Credit is limited to 75% of eligible contracts. As of March 31, 1997, the total amount available to the Company under the Wells Fargo Line of Credit, as amended as of April 30,1997 to extend the expiration date to May 30, 1997, was $42.7 million, of which approximately $41.7 million was outstanding. The Company is currently negotiating for a new single line of credit to replace the current Bank of America Line of Credit and Wells Fargo Line of Credit. The Company believes its new line of credit will be in place by May 31, 1997, or, if not, that it will be able to renew the current Bank of America Line of Credit and Wells Fargo Line of Credit until such time as the new line of credit is finalized.

     The Company requires substantial capital to finance its business. Consequently, the Company's ability to grow and the future of its operations will be affected by the availability of financing and the terms thereof. The amount of debt the Company requires from time to time depends on the Company's needs for cash, as determined by its operating performance and its ability to borrow under the terms of its various loan agreements. The Company intends to meet its short-term liquidity needs with cash flow from operations and borrowings under its lines of credit. However, there can be no assurance that the Company will have access to financing sources necessary to sustain its operation and its growth plans, or that such financing will be available to the Company on favorable terms.

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         10.32 Amendment Number Three to Third Amended and Restated Loan Agreement dated as of April 30, 1997 among the financial institutions named therein, Central Installment Credit Corporation and Banner's Central Electric, Inc.

         10.33 Extension of Maturity Date to credit agreement dated as of April 28, 1997, by and between Central Consumer Finance Company and Wells Fargo Bank NTSA.

         27.1     Financial Data Schedule

         (b)      Reports

                  No reports on Form 8-K were required to be filed by the Company during the three month period ended March 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CENTRAL FINANCIAL ACCEPTANCE CORPORATION



May 14, 1997                         /S/ GARY M. CYPRES
                                     -------------------------------------------
                                     Gary M. Cypres
                                     Chairman of the Board, Chief Executive
                                     Officer and President




May 14, 1997                         /S/ NEAL E. GOWER
                                     -------------------------------------------
                                     Neal E. Gower
                                     Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number        Description
------        -----------
10.32         Amendment Number Three to Third Amended and Restated Loan
              Agreement dated as of April 30, 1997 among the financial
              institutions named therein, Central Installment Credit Corporation and Banner's Central Electric, Inc.

10.33         Extension of Maturity Date to credit agreement dated as of April
              28, 1997, by and between Central Consumer Finance Company and
              Wells Fargo Bank NTSA.

27.1          Financial Data Schedule