Form 10-Q
period 1997-06-30
CENTRAL FINANCIAL ACCEPTANCE CORP
filed 1997-08-14
CIK 1012483

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-03790

                    CENTRAL FINANCIAL ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)


              Delaware                                         95-4574983
    -------------------------------                         ----------------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          Identification No.)

                            5480 East Ferguson Drive
                           Commerce, California 90022
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (213) 720-8600
                    ----------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.      YES    X     NO
                           -------    -------

Number of shares outstanding as of August 8, 1997:  7,277,000.

                    CENTRAL FINANCIAL ACCEPTANCE CORPORATION

                                    FORM 10-Q


                                      INDEX


                                                                                                                 Page No.
-----------------------------------------------------------------------------------------------------------------------
PART I.        FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets at June 30, 1997 and December 31, 1996......................  1

               Condensed Consolidated Statements of Operations for the Three and Six Months Ended
               June 30, 1997 and 1996...........................................................................   2

               Condensed Consolidated Statements of Cash Flows for the Six Months Ended
               June 30, 1997 and 1996...........................................................................   3

               Notes to Condensed Consolidated Financial Statements ............................................   4

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations............   8


PART II.       OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders..............................................   13

Item 6.        Exhibits and Reports on Form 8-K.................................................................   13

Signatures......................................................................................................   14

PART I.  FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)






                                                                           JUNE 30,        DECEMBER 31,
                                                                             1997              1996
                                                                           --------          --------
                                   A S S E T S
Cash                                                                       $  6,388          $  5,848
Consumer Finance receivables, net                                           104,478           111,663
Automobile Finance receivables                                                7,375             8,728
Other receivables                                                             1,153             2,289
Prepaid expenses and other current assets                                     3,461             1,673
Deferred income taxes                                                         3,536             3,536
Property and equipment, net                                                   4,791             3,425
Intangible asset, net                                                         8,565             8,725
                                                                           --------          --------
    Total assets                                                           $139,747          $145,887
                                                                           ========          ========


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Notes payable                                                              $ 64,600          $ 74,024
Accrued expenses and other current liabilities                                9,087             8,708
Income taxes payable                                                            325               952
Long-term debt                                                                  850               850
                                                                           --------          --------
    Total liabilities                                                        74,862            84,534
                                                                           --------          --------
Commitments and contingencies
Stockholder's equity:
    Preferred stock, $.01 par value, 5,000,000
       shares authorized; no shares outstanding                                --                --
    Common stock, $.01 par value, 20,000,000 shares
       authorized; 7,277,000 shares issued and outstanding                       73                73
    Paid-in capital                                                          47,903            47,903
    Retained earnings                                                        16,909            13,377
                                                                           --------          --------
        Total stockholder's equity                                           64,885            61,353
                                                                           --------          --------
    Total liabilities and stockholder's equity                             $139,747          $145,887
                                                                           ========          ========







            See notes to condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                              JUNE 30,                   JUNE 30,
                                                                       ---------------------      ---------------------
                                                                         1997         1996          1997         1996
                                                                       --------     --------      --------     --------
Revenues:
    Interest income on consumer finance receivables                    $  7,498     $  5,564      $ 15,081     $ 11,043
    Interest income on auto finance receivables                             409          342           825          602
    Travel services                                                       2,200          384         3,955          605
    Insurance products                                                    1,547          196         2,697          340
    Other income                                                          1,721        1,316         3,474        2,444
                                                                       --------     --------      --------     --------
        Total revenues                                                   13,375        7,802        26,032       15,034

Costs and expenses:
    Operating expenses                                                    6,376        2,361        12,187        4,380
    Provision for credit losses                                           2,818        2,125         5,229        4,279
    Interest expense                                                      1,451        1,241         2,874        2,482
                                                                       --------     --------      --------     --------
        Total costs and expenses                                         10,645        5,727        20,290       11,141
                                                                       --------     --------      --------     --------

Income before discontinued operations & provision for income taxes        2,730        2,075         5,742        3,893
Provision for income taxes                                                1,005          832         2,210        1,559
Loss from discontinued operations, (net of tax)                            --            (34)         --            (22)
                                                                       --------     --------      --------     --------

Net income                                                             $  1,725     $  1,209      $  3,532     $  2,312
                                                                       ========     ========      ========     ========

PER SHARE DATA:

    Earnings per share from continuing operations                      $   0.24     $   0.24      $   0.49     $   0.45
    Earnings (loss) per share discontinued operations                      --          (0.01)         --           --
                                                                       --------     --------      --------     --------
    Earnings per share                                                 $   0.24     $   0.23      $   0.49     $   0.45

    Weighted average common shares outstanding                            7,277        5,150         7,277        5,150

    Supplementary net income per share                                     --       $   0.21          --       $   0.40

    Supplementary weighted average number of common                        --          7,277          --          7,277
    shares outstanding











            See notes to condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                              SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                              --------------------
                                                                               1997          1996
                                                                              -------      -------
Cash flows from operating activities:
    Net income                                                                $ 3,532      $ 2,312

    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                             313           80
        Provision for credit losses                                             5,229        4,279
    Changes in assets and liabilities:
        Prepaid expenses and other current assets                              (1,788)        (584)
        Other receivables                                                       1,136            0
        Net assets of discontinued operations                                       0         (252)
        Accrued expenses and other current liabilities                           (248)         237
                                                                              -------      -------
        Net cash provided by operating activities                               8,174        6,072
                                                                              -------      -------
Cash flows from investing activities:
    Installment contracts (originated and acquired) collected, net              3,309       (7,242)
    Acquisition of travel companies                                              --         (1,611)
    Capital expenditures                                                       (1,519)        (276)
                                                                              -------      -------
        Net cash provided by (used in ) investing activities                    1,790       (9,129)
                                                                              -------      -------
Cash flows from financing activities:
    Capital withdrawal                                                              0         (615)
    Net proceeds (repayments of) notes payable                                 (9,424)       4,113
                                                                              -------      -------
    Net cash provided by (used in)  financing activities                       (9,424)       3,498
                                                                              -------      -------

Net increase in cash                                                              540          441
Cash, beginning of period                                                       5,848           57
                                                                              -------      -------
Cash, end of period                                                           $ 6,388      $   498
                                                                              =======      =======

Cash paid during the period for:
    Interest                                                                  $ 2,940      $ 2,396
    Income taxes                                                              $ 2,837      $ 2,693











            See notes to condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

    The accompanying condensed consolidated financial statements of Central Financial Acceptance Corporation ("CFAC") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition and operating results for the interim periods presented have been included. Operating results for the quarter are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These interim financial statements should be read in conjunction with the year ended December 31, 1996 financial statements and notes contained therein, filed with the Securities and Exchange Commission.

    CFAC was formed in April 1996 and consummated its initial public offering on July 2, 1996, when it sold 2.127 million shares of common stock, which resulted in net proceeds to the Company of approximately $22.5 million.. CFAC was a wholly owned subsidiary of Banner's Central Electric, Inc. Banner's Central Electric, Inc. is wholly owned by Banner Holdings, Inc. ("Holdings") and is a consumer products retailer that provides its customers with financing for the merchandise it sells. On June 24, 1996, CFAC, Banner's Central Electric, Inc. and Holdings entered into an agreement (the "Reorganization Agreement") whereby Holdings contributed to Banner its investments in certain wholly owned subsidiaries, along with the subsidiaries' operations, (the "Holdings Subsidiaries") and Banner's Central Electric, Inc. contributed to CFAC its investments in the Holdings Subsidiaries and the finance portion of its consumer products business, and cash in such amount so as to leave CFAC with $500,000 of cash on hand. Pursuant to the Reorganization Agreement, the intercompany accounts between CFAC, Banner's Central Electric, Inc. and Holdings that arose as a result of the Reorganization Agreement and from other transactions, except with respect to income taxes, were forgiven and reclassified as stockholder's equity.

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

        On August 1, 1996, the business of Central Auto Sales, Inc. (a wholly owned subsidiary of CFAC) was sold to CFAC's parent company for net book value. The condensed consolidated financial statements have been restated to reflect this business as a discontinued operation. On May 30, 1997, Central Auto Sales, Inc. stopped selling automobiles and closed its sales lot.

    The Company (i) purchases and services consumer finance receivables generated by the Company's customers for purchases of high quality brand name consumer products, appliances and furniture sold by Banner, and by independent retailers; (ii) provided financing for purchases of used automobiles sold by Banner, (iii) provides small loans to its customers; (iv) originates and services consumer finance receivables generated by the Company's customers for purchases of airline tickets sold by the Company; and (v) provides insurance products and insurance premium financing to its customers. The majority of the Company's business is focused in Southern California, and the Company experiences the highest demand for its financial products and services between October and December.

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

4.  EARNINGS PER COMMON SHARE

    Earnings per common share is computed by dividing net income by the average number of common shares outstanding during the periods using the treasury stock method. Stock options were not considered as dilutive in the earnings per share calculation since they have less than 3% effect in the aggregate or were antidilutive.

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

5.  FINANCE AND OTHER RECEIVABLES

                                                  CONSUMER                 AUTOMOBILE
                                             FINANCE RECEIVABLES       FINANCE RECEIVABLES
                                            ---------------------     ---------------------
                                             JUNE 30,  DECEMBER 31,   JUNE 30,    DECEMBER 31,
                                            -----------------------------------------------

                                              1997         1996         1997         1996
                                            --------     --------     --------     --------
Gross receivables                           $124,006     $134,477     $  8,992     $ 11,002
Deferred interest                             11,293       14,775        1,617        2,274
                                            --------     --------     --------     --------
Net receivable                               112,713      119,702        7,375        8,728
Deferred administrative fee & insurance          875        1,253         --           --
Allowance for credit losses                    7,360        6,786         --           --
                                            --------     --------     --------     --------
                                            $104,478     $111,663     $  7,375     $  8,728
                                            ========     ========     ========     ========







    Other receivables consist of commissions receivables from automobile insurance companies of $148,000 and $101,000 at June 30, 1997 and December 31, 1996, respectively, receivables from insurance company for insurance products sold of $34,000 and $2,188,000 at June 30, 1997 and December 31, 1996,
respectively, and $971,000 receivables from an affiliate at June 30, 1997.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

6.  NOTES PAYABLE

    Notes payable consist of:

                                                       JUNE 30,        DECEMBER 31,
                                                         1997             1996
                                                        -------          -------
Bank of America line of credit                          $  --            $35,208
Wells Fargo line of credit                               64,600           38,816
                                                        -------          -------
                                                        $64,600          $74,024
                                                        =======          =======

    The Company had a credit agreement with Bank of America National Trust and Savings Association (the "Bank of America Line of Credit") that, as amended, provided for the issuance of notes up to $60,000,000, subject to an allowable borrowing base. The Bank of America Line of Credit was repaid on June 13, 1997.

    The Company had a credit agreement with Wells Fargo Bank National Association that provided for the issuance of notes up to $50,000,000 subject to an allowable borrowing base. The Wells Fargo line of credit was repaid on June 13, 1997.

    The Company entered into a credit agreement with several banks and Wells Fargo Bank National Association, as Agent, (the "Wells Fargo Line of Credit") on June 13, 1997 that provides for the issuance of notes up to $100,000,000 subject to an allowable borrowing base. The amounts outstanding under these notes bear interest at rates that are determined by the type of borrowing. Borrowings under the notes are collateralized by all receivables in the Company. The Wells Fargo Line of Credit expires on June 12, 2000. The credit facility contains certain restrictive covenants that require, among other things, the maintenance of certain financial ratios and amounts. The amount of unused credit under the facility was limited by the allowable borrowing base and was approximately $13,730,000 at June 30, 1997.


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

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

    The Financing Agreement, as amended, grants the Company exclusive right to provide financing to Banner customers for a term of fifteen years from the date of the Reorganization and provides that any contracts purchased pursuant to this Agreement will be at face value less a transaction fee, which is subject to renegotiation at six month intervals. The Agreement also provides that for the years ended December 31, 1996 and 1997, up to $1.5 million of contracts purchased can be returned to Banner at amortized principal balance. The Company can terminate the Financing Agreement at any time upon one year's prior written notice to Banner. Effective July 1, 1997 the Company and Banner have entered into negotiations to amend the Financing Agreement to permit the Company to return in excess of the $1.5 million of contracts purchased from Banner for the year ended December 31, 1997.

    In the accompanying condensed consolidated financial statements the transaction fee was computed based upon 1.6% of average net receivables in the Consumer Product Portfolio prior to July 2, 1996, and 2.5% thereafter. During the first six months ended June 30, 1997, Banner sold approximately $19.5 million of Consumer Product Receivables, net of $1.4 million which the Company returned pursuant to the Financing Agreement.

    In August 1996, following CFAC's initial public offering, CFAC, Central Auto Sales, Inc., Central Consumer Finance Company and Banner entered into an Agreement to Transfer Business Operations (the "Automobile Financing Agreement"), under which CFAC sold its used car sales business to Banner for approximately its net book value, or $865,000. Under the provisions of the Automobile Financing Agreement, Banner will operate the used car sales business while the Company will have the exclusive right for a fifteen year period to provide financing for all cars that Banner sells or to purchase automobile finance contracts generated by Banner. In addition, all financing extended by the Company on automobiles sold by Banner will be with full recourse back to Banner in the event of default by the customer. Accordingly, Banner will not provide any dealers discount for cars sold pursuant to the Automobile Financing Agreement. On May 30, 1997, Central Auto Sales Inc.
discontinued its business.

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


                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30 ,
                                                                ----------------------      ----------------------
                                                                  1997          1996          1997          1996
                                                                --------      --------      --------      --------
FINANCIAL TRENDS (000's omitted)

Gross receivables (at end of period)                            $124,006      $108,892      $124,006      $108,892
Deferred interest (at end of period)                              11,293        11,879        11,293        11,879
                                                                --------      --------      --------      --------
Net receivables (at end of period)                               112,713        97,013       112,713        97,013

Deferred administrative fees & insurance (at end of period)          875         1,050           875         1,050
Allowance for credit  losses (at end of period)                    7,360         6,244         7,360         6,244
                                                                --------      --------      --------      --------

Net carrying value                                              $104,478      $ 89,719      $104,478      $ 89,719
                                                                ========      ========      ========      ========

Average net receivables                                         $114,192      $ 93,618      $116,539      $ 94,231

Average interest bearing liabilities(1)                           66,483        63,437        69,379        62,647

Administrative fee income                                            539           455         1,005           869

Total interest income(2)                                           7,498         5,564        15,081        11,043
Total interest expense                                             1,451         1,241         2,874         2,482
                                                                --------      --------      --------      --------
Net interest income before provision for credit losses             6,047         4,323        12,207         8,561

Net provision for credit losses                                    2,818         2,125         5,229         4,279

Net write-off "s                                                   2,578         1,530         4,655         2,990

Average interest rate on average net receivables                    26.3%         23.8%         25.9%         23.4%
Average interest rate on interest bearing liabilities                8.7%          7.8%          8.3%          7.9%
                                                                --------      --------      --------      --------

Net interest spread                                                 17.6%         16.0%         17.6%         15.5%
                                                                ========      ========      ========      ========




(1) The amounts represent borrowings under the Company's lines of credit, excluding amounts related to the Company's other borrowings.

(2) The amounts represent interest income on consumer finance receivables, excluding administrative fees, late charges and other charges, which are included in the Condensed Consolidated Statements of Operations.

                                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                          JUNE 30,                     JUNE 30,
                                                                   ----------------------      ----------------------
                                                                     1997          1996          1997           1996
                                                                   --------      --------      --------      --------
CREDIT QUALITY (000's omitted)

Average net receivables                                            $114,192      $ 93,618      $116,539      $ 94,231

Net provision for credit losses                                       2,818         2,125         5,229         4,279

Net write-off's                                                       2,578         1,530         4,655         2,990
Provision for credit losses as a % of average net receivables           9.9%          9.1%          9.0%          9.1%

Net write-off's as a % of average net receivables                       9.0%          6.5%          8.0%          6.3%

END OF PERIOD (000's omitted)

Net receivables                                                                                $112,713       $97,013
Allowance for credit losses                                                                       7,360         6,244
Allowance for credit losses as a % of net receivables                                               6.5%          6.4%


DELINQUENCY EXPERIENCE (000's omitted)

Past due accounts (gross receivables)
31-60 days                                                                                      $ 3,274       $ 2,534
61 days or more                                                                                   6,690         3,466

Accounts with payments 31 days or more past due
as a percentage of end of period gross receivables                                                  8.0%          5.5%

AUTOMOBILE FINANCE PORTFOLIO

      At June 30, 1997 and June 30, 1996, the gross receivable of this portfolio was $9.0 million and $10.4 million, respectively; the net receivable was $7.4 million and $7.9 million, respectively.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996.



     Total revenues in the three months ended June 30, 1997 increased to $13.4 million from $7.8 million in the three months ended June 30, 1996, an increase of $5.6 million or 71.4%.

     Interest income on the consumer finance receivables portfolio in the three months ended June 30, 1997 increased to $7.5 million from $5.6 million in the three months ended June 30, 1996, an increase of $1.9 million or 34.8%. This increase was primarily attributable to an increase in the consumer finance receivable portfolio which averaged $114.2 million in the three months ended June 30, 1997, compared to $93.6 million in the three months ended June 30, 1996. The average interest rate the Company charged on this portfolio increased to 26.3% for the three months ended June 30, 1997, compared to 23.8% for the three months ended June 30, 1996.

      Interest income on the automobile finance receivables portfolio in the three months ended June 30, 1997 increased to $0.4 million from $0.3 million in the three months ended June 30, 1996. This increase was due to an increase in the Automobile Finance Receivables which averaged $7.9 million in the three months ended June 30, 1997, compared to $7.0 million in the three months ended June 30, 1996. On May 30, 1997, Central Auto Sales Inc. ceased the sale and the Company ceased the financing of used automobiles.

     Travel services revenue in the three months ended June 30, 1997 increased to $2.2 million from $0.4 million in the three months ended June 30, 1996. This increase was due to acquisitions made in the fourth quarter of 1996.

       Insurance products revenues in the three months ended June 30, 1997 increased to $1.5 million from $0.2 million in the three months ended June 30, 1996. This increase was primarily due to the start up of new automobile insurance agencies and captive insurance companies.

      Other income for the three months ended June 30, 1997 increased to $1.7 million from $1.3 million in the three months ended June 30, 1996, an increase of $0.4 million. Other income in the three months ended June 30, 1997 includes an increase of $0.1 million in administrative fee income earned on small loans, a $0.1 million increase in late and extension charges, a $0.1 million increase in transaction fees charged on consumer product installment contracts, and an increase of $0.1 million in miscellaneous income.

      Operating expenses in the three months ended June 30, 1997 increased to $6.4 million from $2.4 million in the three months ended June 30, 1996, an increase of $4.0 million . Of this increase, $1.8 million is attributable to operating costs and expenses incurred in connection with the sale of airline tickets and $0.8 million incurred in the sale of auto insurance, which business commenced in July 1996. The remaining increase of $1.4 million was primarily due to the expansion of the small loan business and unaffiliated retailer business, including an increase in the number of employees and related payroll expenses.

     The provision for credit losses in the three months ended June 30, 1997 increased to $2.8 million from $2.1 million in the three months ended June 30, 1996, an increase of $0.7 million or 32.6% . This increase was primarily due to the growth experienced by the Company in its unaffiliated third party retailers receivable portfolio, and to higher levels of delinquencies and write-off's.

     Interest expense in the three months ended June 30, 1997 increased to $1.5 million from $1.2 million in the three months ended June 30, 1996. This increase was due to an increase in the amounts borrowed on the lines of credit which averaged $66.5 million in the three months ended June 30, 1997, compared to $63.4 million in the three months ended June 30, 1996.

     As a result of the foregoing factors, net income in the three months ended June 30, 1997 increased to $1.7 million from $1.2 million in the three months ended June 30, 1996, an increase of $0.5 million or 42.7%.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996.



     Total revenues in the six months ended June 30, 1997 increased to $26.0 million from $15.0 million in the six months ended June 30, 1996, an increase of $11.0 million or 73.2%.

     Interest income on the consumer finance receivables portfolio in the six months ended June 30, 1997 increased to $15.1 million from $11.0 million in the six months ended June 30, 1996, an increase of $4.0 million or 36.6%. This increase was primarily attributable to an increase in the consumer finance receivable portfolio which averaged $116.5 million in the six months ended June 30, 1997, compared to $94.2 million in the six months ended June 30, 1996. The average interest rate the Company charged on this portfolio increased to 25.9% for the six months ended June 30, 1997, compared to 23.4% for the six months ended June 30, 1996.

      Interest income on the automobile finance receivables portfolio in the six months ended June 30, 1997 increased to $0.8 million from $0.6 million in the three months ended June 30, 1996. This increase was due to an increase in the Automobile Finance Receivables which averaged $8.2 million in the six months ended June 30, 1997, compared to $6.0 million in the six months ended June 30, 1996.

     Travel services revenue in the six months ended June 30, 1997 increased to $4.0 million from $0.6 million in the six months ended June 30, 1996. This increase was due to acquisitions made in the fourth quarter of 1996.

      Insurance products revenues in the six months ended June 30, 1997 increased to $2.7 million from $0.3 million in the six months ended June 30, 1996. This increase was primarily due to the start up of our automobile insurance agencies and captive insurance companies.

      Other income for the six months ended June 30, 1997 increased to $3.5 million from $2.4 million in the six months ended June 30, 1996, an increase of $1.0 million. Other income in the six months ended June 30, 1997 includes an increase of $0.1 million in administrative fee income earned on small loans, a $0.4 million increase in late and extension charges, a $0.1 million increase in transaction fees charged on consumer product installment contracts, and an increase of $0.4 million in miscellaneous income.

      Operating expenses in the three months ended June 30, 1997 increased to $12.2 million from $4.4 million in the six months ended June 30, 1996, an increase of $7.8 million . Of this increase, $3.5 million is attributable to operating costs and expenses incurred in connection with the sale of airline tickets and $1.6 million incurred in the sale of auto insurance, which business commenced in July 1996. The remaining increase of $2.7 million was primarily due to the expansion of the small loan business and unaffiliated retailer business, including an increase in the number of employees and related payroll expenses.

     The provision for credit losses in the three months ended June 30, 1997 increased to $5.2 million from $4.3 million in the six months ended June 30, 1996, an increase of $0.9 million or 22.2% . This increase was primarily due to the growth experienced by the Company in its unaffiliated third party retailers receivable portfolio, and to higher levels of delinquencies and write-off's.

     Interest expense in the six months ended June 30, 1997 increased to $2.9 million from $2.5 million in the six months ended June 30, 1996. This increase was due to an increase in the amounts borrowed on the lines of credit which averaged $69.4 million in the six months ended June 30, 1997, compared to $62.6 million in the six months ended June 30, 1996.

     As a result of the foregoing factors, net income in the six months ended June 30, 1997 increased to $3.5 million from $2.3 million in the three months ended June 30, 1996, an increase of $1.2 million or 52.8%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations through the cash flow generated from operations, borrowings under its Lines of Credit, and from periodic contributions to capital made by Holdings and related entities.

     For the six months ended June 30, 1997, net cash provided by operating activities totalled $8.2 million, while investing activities provided $1.8 million of cash flow. During this period the Company paid down $9.4 million of notes payable.

      The Company funds its lending activities and operations with borrowings under the Wells Fargo Line of Credit. Banner Holdings is a guarantor under the Wells Fargo Line of Credit. The amount of credit available at any one time under the Wells Fargo Line of Credit is limited to 75% of eligible contracts. As of June 30, 1997, the total amount available to the Company under the Wells Fargo Line of Credit was $80.4 million, of which approximately $66.7 million was outstanding, including letters of credit.

     The Company requires substantial capital to finance its business. Consequently, the Company's ability to grow and the future of its operations will be affected by the availability of financing and the terms thereof. The amount of debt the Company requires from time to time depends on the Company's needs for cash, as determined by its operating performance and its ability to borrow under the terms of its loan agreement. The Company intends to meet its short-term liquidity needs with cash flow from operations and borrowings under its line of credit. However, there can be no assurance that the Company will have access to financing sources necessary to sustain its operation and its growth plans, or that such financing will be available to the Company on favorable terms.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)       The annual meeting of stockholders was held on May 22, 1997.

          (b) At the meeting, management's nominees as set forth in the proxy statement for the meeting, Louis Caldera, Gary M. Cypres and Jose de Jesus Legaspi, were elected.

          (c) The proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 1997 was approved by a vote of 7,126,952 share in favor, 0 shares against and 0 shares abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)       Exhibits

          10.34 Revolving Loan Agreement, dated as of June 13, 1997, by and among the Company, each Lender who is named therein or who may thereafter become a party to the Revolving Loan Agreement and Wells Fargo Bank, National Association, as Agent and Arranger and Notes executed by the Company with each of the Lenders.

          10.35 Security Agreement, dated as of June 13, 1997, by and among the Company and each of the Persons listed on the signature pages thereto, together with other Persons who may become a party thereto, jointly and severally in favor of Wells Fargo Bank, National Association, as Agent.

          10.36 Pledge Agreement, dated as of June 13, 1997, by and among Banner Holdings, Inc. Banner's Central Electric, Inc. , the Company and each of the Persons listed on the signature pages thereto, together with other Persons who may become a party thereto, jointly and severally in favor of Wells Fargo Bank, National Association as Agent under the Revolving Loan Agreement, and in favor of each of the Lenders named therein.

          10.37 Trademark Collateral Assignment, dated as of June 13, 1997, by Banner Holdings, Inc. each of the Persons listed on the signature pages thereto, together with other Persons who may become a party thereto, jointly and severally in favor of Wells Fargo Bank, National Association, as Agent for the benefit of the Lenders that are or become a party to the Revolving Loan Agreement.

          10.38 Subsidiary Guaranty, dated as of June 13, 1997, by each of the Persons listed on the signature pages thereto, together with each other Person who may become a party thereto, jointly and severally in favor of Wells Fargo Bank, National Association, as Agent for the benefit of the Lenders that are a party to the Revolving Loan Agreement.


          27.1      Financial Data Schedule






          (b)       Reports

                    No reports on Form 8-K were required to be filed by the Company during the three month period ended June 30, 1997.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CENTRAL FINANCIAL ACCEPTANCE CORPORATION



August 13, 1997                      /s/ Gary M. Cypres
                                     --------------------------------------
                                     Gary M. Cyrpres
                                     Chairman of the Board, Chief Executive
                                     Officer and President




August 13, 1997                      /s/ Neal E. Gower
                                     --------------------------------------
                                     Neal E. Gower
                                     Principal Accounting Officer

INDEX TO EXHIBITS


Exhibit
Number                       Description


10.34 Revolving Loan Agreement, dated as of June 13, 1997, by and among the Company, each Lender who is named therein or who may thereafter become a party to the Revolving Loan Agreement and Wells Fargo Bank, National Association, as Agent and Arranger and Notes executed by the Company with each of the Lenders.

10.35 Security Agreement, dated as of June 13, 1997, by and among the Company and each of the Persons listed on the signature pages thereto, together with other Persons who may become a party thereto, jointly and severally in favor of Wells Fargo Bank, National Association, as Agent.

10.36 Pledge Agreement, dated as of June 13, 1997, by and among Banner Holdings, Inc. Banner's Central Electric, Inc., the Company and each of the Persons listed on the signature pages thereto, together with other Persons who may become a party thereto, jointly and severally in favor of Wells Fargo Bank, National Association as Agent under the Revolving Loan Agreement, and in favor of each of the Lenders named therein.

10.37 Trademark Collateral Assignment, dated as of June 13, 1997, by Banner Holdings, Inc. each of the Persons listed on the signature pages thereto, together with other Persons who may become a party thereto, jointly and severally in favor of Wells Fargo Bank, National Association, as Agent for the benefit of the Lenders that are or become a party to the Revolving Loan Agreement.

10.38 Subsidiary Guaranty, dated as of June 13, 1997, by each of the Persons listed on the signature pages thereto, together with each other Person who may become a party thereto, jointly and severally in favor of Wells Fargo Bank, National Association, as Agent for the benefit of the Lenders that are a party to the Revolving Loan Agreement.


27.1      Financial Data Schedule