Form 10-Q
period 1997-09-30
CENTRAL FINANCIAL ACCEPTANCE CORP
filed 1997-11-13
CIK 1012483

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-03790

                    CENTRAL FINANCIAL ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                              95-4574983
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)
                            5480 East Ferguson Drive
                           Commerce, California 90022
                     ---------------------------------------
                    (Address of principal executive offices)


                                 (213) 720-8600
                     ---------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether Registratnt (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares outstanding as of  November 10, 1997:  7,277,000.

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

               Condensed Consolidated Balance Sheets at
               September 30, 1997 and December 31, 1996........................1

               Condensed Consolidated Statements of Operations for the
               Three and Nine Months Ended September 30, 1997 and 1996.........2

               Condensed Consolidated Statements of Cash Flows
               for the Nine Months Ended September 30, 1997 and 1996...........3

               Notes to Condensed Consolidated Financial Statements ...........4

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................8


PART II.       OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders............13

Item 6.        Exhibits and Reports on Form 8-K...............................13

Signatures....................................................................14


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                            1997             1996
                                                                        -------------     ----------

                                   A S S E T S

Cash                                                                       $  4,938          $  5,848
Consumer Finance receivables, net                                            97,858           111,663
Automobile Finance receivables                                                6,352             8,728
Other receivables                                                             3,439             2,289
Prepaid expenses and other current assets                                     4,033             1,673
Deferred income taxes                                                         3,531             3,536
Property and equipment, net                                                   5,296             3,425
Intangible asset, net                                                         8,487             8,725
                                                                           --------          --------
    Total assets                                                           $133,934          $145,887
                                                                           ========          ========


                      LIABILITIES AND STOCKHOLDER'S EQUITY
Notes payable                                                              $ 57,000          $ 74,024
Accrued expenses and other current liabilities                                9,372             8,708
Income taxes payable                                                            112               952
Long-term debt                                                                  850               850
                                                                           --------          --------
    Total liabilities                                                        67,334            84,534
                                                                           --------          --------
Commitments and contingencies
Stockholder's equity:
    Preferred stock, $.01 par value, 5,000,000
       shares authorized; no shares outstanding                                  --                --
    Common stock, $.01 par value, 20,000,000 shares
       authorized; 7,277,000 shares issued and outstanding                       73                73
    Paid-in capital                                                          47,903            47,903
    Retained earnings                                                        18,624            13,377
                                                                           --------          --------
        Total stockholder's equity                                           66,600            61,353
                                                                           --------          --------
    Total liabilities and stockholder's equity                             $133,934          $145,887
                                                                           ========          ========






           See notes to condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                               SEPTEMBER 30,              SEPTEMBER  30,
                                                         ----------------------       ----------------------
                                                            1997          1996           1997          1996
                                                         --------      --------       --------      --------

Revenues:
    Interest income on consumer finance receivables      $  7,133      $  6,107       $ 22,214      $ 17,150
    Interest income on auto finance receivables               333           461          1,158         1,063
    Travel services                                         2,287           807          6,242         1,412
    Insurance products                                      1,719           718          4,416         1,058
    Other income                                            1,741         1,578          5,215         4,022
                                                         --------      --------       --------      --------
        Total revenues                                     13,213         9,671         39,245        24,705

Costs and expenses:
    Operating expenses                                      6,397         3,520         18,584         7,900
    Provision for credit losses                             2,666         2,189          7,895         6,468
    Interest expense                                        1,236         1,001          4,110         3,483
                                                         --------      --------       --------      --------
        Total costs and expenses                           10,299         6,710         30,589        17,851
                                                         --------      --------       --------      --------

Income before discontinued operations &
  provision for income taxes                                2,914         2,961          8,656         6,854
Provision for income taxes                                  1,199         1,182          3,409         2,741
Loss from discontinued operations, (net of tax)              --             (69)          --             (91)
                                                         --------      --------       --------      --------
Net income                                               $  1,715      $  1,710       $  5,247      $  4,022
                                                         ========      ========       ========      ========

PER SHARE DATA:

    Earnings per share from continuing operations        $   0.24      $   0.25       $   0.72      $   0.70
    Earnings (loss) per share discontinued
      operations                                             --           (0.01)          --           (0.01)
                                                         --------      --------       --------      --------
    Earnings per share                                   $   0.24      $   0.24       $   0.72      $   0.69

    Weighted average common shares outstanding              7,277         7,254          7,277         5,856

    Supplementary net income per share                       --        $   0.23           --        $   0.63

    Supplementary weighted average number of
    common shares outstanding                                --           7,277           --           7,277





            See notes to condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER  30,
                                                               ------------------------
                                                                   1997          1996
                                                               ----------   -----------

Cash flows from operating activities:
    Net income                                                $  5,247         $  4,022

    Adjustments to reconcile net income to net
    cash provided by operating
        activities:
        Depreciation and amortization                              529              146
        Provision for credit losses                              7,895            6,468
        Deferred income taxes                                        5             (162)
    Changes in assets and liabilities:
        Prepaid expenses and other current assets               (2,360)            (660)
        Other receivables                                       (1,150)            (481)
        Net assets of discontinued operations                        0            1,033
        Accrued expenses and other current liabilities            (176)           3,446
                                                              --------         --------
        Net cash provided by operating activities                9,990           13,812
                                                              --------         --------
Cash flows from investing activities:
    Installment contracts (originated and acquired)
      collected, net                                             8,286          (19,478)
    Acquisition of travel companies                                 --           (1,960)
    Capital expenditures                                        (2,162)            (647)
                                                              --------         --------
        Net cash provided by (used in )
         investing activities                                    6,124          (22,085)
                                                              --------         --------
Cash flows from financing activities:
    Capital withdrawal                                               0             (615)
    Net proceeds from public offering                                0           22,601
    Net (repayments of) notes payable                          (17,024)          (8,513)
                                                              --------         --------
    Net cash provided by (used in)
      financing activities                                     (17,024)          13,473
                                                              --------         --------

Net increase (decrease) in cash                                   (910)           5,200
Cash, beginning of period                                        5,848               57
                                                              --------         --------
Cash, end of period                                           $  4,938         $  5,257
                                                              ========         ========

Cash paid during the period for:
    Interest                                                  $  4,322         $  3,570
    Income taxes                                              $  4,244         $  2,696




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

    CFAC was formed in April 1996 and consummated its initial public offering on July 2, 1996, when it sold 2.127 million shares of common stock, which resulted in net proceeds to the Company of approximately $22.5 million.. CFAC was a wholly owned subsidiary of Banner's Central Electric, Inc. ("BCE"). BCE is wholly owned by Banner Holdings, Inc. ("Holdings") and is a consumer products retailer that provides its customers with financing for the merchandise it sells. On June 24, 1996, CFAC, BCE and Holdings entered into an agreement (the "Reorganization Agreement") whereby Holdings contributed to Banner its investments in certain wholly owned subsidiaries, along with the subsidiaries' operations, (the "Holdings Subsidiaries") and BCE contributed to CFAC its investments in the Holdings Subsidiaries and the finance portion of its consumer products business, and cash in such amount so as to leave CFAC with $500,000 of cash on hand. Pursuant to the Reorganization Agreement, the intercompany accounts between CFAC, BCE and Holdings that arose as a result of the Reorganization Agreement and from other transactions, except with respect to income taxes, were forgiven and reclassified as stockholder's equity.

    In addition to the Reorganization Agreement, CFAC, BCE and Holdings entered into certain agreements for the purpose of defining the ongoing relationships among them. The transactions and agreements entered into pursuant to the Reorganization Agreement are referred to herein as the "Reorganization." Management of CFAC believes that such agreements provide for reasonable allocations of costs between the parties.

    The reorganization was accounted for at historical cost in a manner similar to a pooling of interests. The accompanying condensed consolidated financial statements reflect the combined historical operations of CFAC and its subsidiaries as if the Reorganization had taken place at the beginning of the periods presented, except for the contribution of cash in such amount so as to leave CFAC with $500,000 upon the Reorganization. CFAC and its subsidiaries, as reorganized, are referred to herein as "Central" or the "Company." BCE, including the operations of BCE that remain after contributing the finance portion of its consumer products business to CFAC, is referred to herein as "Banner."

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

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

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

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards Number 128 (earnings per share) [SFAS 128] and Statement of Financial Accounting Standards Number 129 (Disclosure of information about Capital Structure) [SFAS 129], Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of Enterprise and related information." The Company will be required to adopt SFAS 128 and SFAS 129 in fiscal year 1997 and SFAS 130 and 131 in fiscal year 1998. The Company does not expect that the adoption of SFAS 128 and SFAS 129 will have a material effect on its financial position or its results of operations in 1997.

5.  FINANCE AND OTHER RECEIVABLES

                                                           CONSUMER                      AUTOMOBILE
                                                      FINANCE RECEIVABLES           FINANCE RECEIVABLES
                                                ----------------------------     ----------------------------
                                                SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,   DECEMBER 31,
                                                -----------      -----------      -----------    ------------
                                                   1997               1996            1997          1996
                                                -----------      -----------      -----------    ---------
Gross receivables                                 $113,483        $134,477        $  7,562        $ 11,002
Deferred interest                                    7,763          14,775           1,210           2,274
                                                  --------        --------        --------        --------
Net receivable                                     105,720         119,702           6,352           8,728
Deferred administrative fee & insurance(1)             502           1,253              --              --
Allowance for credit losses                          7,360           6,786              --              --
                                                  --------        --------        --------        --------
                                                  $ 97,858        $111,663        $  6,352        $  8,728
                                                  ========        ========        ========        ========


(1) Deferred membership fee of $990,000 at September 30, 1997 on the Efectiva card, which commenced issuance on April 23, 1997 is included in accrued expenses and other current liabilities.

    Other receivables consist of commissions receivables from automobile insurance companies of $122,000 and $101,000 at September 30, 1997 and December 31, 1996, respectively, receivables from insurance company for insurance products sold of $249,000 and $2,188,000 at September 30, 1997 and December 31, 1996, respectively, and $3,068,000 receivables from an affiliate at September 30, 1997. Amounts due from or to affiliates bear interest after 30 days at the Company's average borrowing rate for the applicable period.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

6.  NOTES PAYABLE

    Notes payable consist of:
                                       SEPTEMBER  30,  DECEMBER 31,
                                           1997            1996
                                       -------------   ------------

    Bank of America line of credit     $     --        $     35,208
    Wells Fargo line of credit                57,000         38,816
                                       -------------   ------------
                                       $      57,000   $     74,024
                                       =============   ============

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

    The Company entered into a credit agreement with several banks and Wells Fargo Bank National Association, as Agent, (the "Wells Fargo Line of Credit") on June 13, 1997 that provides for the issuance of notes up to $100,000,000 subject to an allowable borrowing base. The amounts outstanding under these notes bear interest at rates that are determined by the type of borrowing. Borrowings under the notes are collateralized by all receivables in the Company. The Wells Fargo Line of Credit expires on June 12, 2000. The credit facility contains certain restrictive covenants that require, among other things, the maintenance of certain financial ratios and amounts. The amount of unused credit under the facility was limited by the allowable borrowing base and was approximately $14,880,000 at September 30, 1997.

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

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

    The Financing Agreement, as amended, grants the Company exclusive right to provide financing to Banner customers for a term of fifteen years from the date of the Reorganization and provides that any contracts purchased pursuant to this Agreement will be at face value less a transaction fee, which is subject to renegotiation at six month intervals. The Agreement also provides that for the years ended December 31, 1996 and 1997, up to $1.5 million of contracts purchased can be returned to Banner at amortized principal balance. The Company can terminate the Financing Agreement at any time upon one year's prior written notice to Banner. As a result of increasing delinquencies in the Consumer Products Portfolio, the Company and Banner's amended the Financing Agreement, effective July 1, 1997 to permit the Company for the year ended December 31, 1997 to return to Banner's up to 8% of the balance of the Consumer Products Portfolio at December 31, 1996 or approximately $4.95 million.

    In the accompanying condensed consolidated financial statements the transaction fee was computed based upon 1.6% of average net receivables in the Consumer Product Portfolio prior to July 2, 1996, and 2.5% thereafter. During the first nine months ended September 30, 1997, Banner sold approximately $26.2 million of Consumer Product Receivables, net of $3.8 million which the Company returned pursuant to the Financing Agreement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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


                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                              SEPTEMBER 30,          SEPTEMBER  30,
                                                     -----------------------------------------------------
                                                        1997          1996            1997           1996
                                                     -------        --------       --------       --------
FINANCIAL TRENDS (000's omitted)

Gross receivables (at end of period)                 $113,483       $119,796       $113,483       $119,796
Deferred interest (at end of period)                    7,763         13,104          7,763         13,104
                                                     --------       --------       --------       --------
Net receivables (at end of period)                    105,720        106,692        105,720        106,692

Deferred administrative fees & insurance
  (at end of period)(1)                                   502          1,118            502          1,118
Allowance for credit  losses (at end of period)         7,360          6,582          7,360          6,582
                                                     --------       --------       --------       --------
Net carrying value                                   $ 97,858       $ 98,992       $ 97,858       $ 98,992
                                                     ========       ========       ========       ========

Average net receivables                              $110,400       $101,719       $114,465       $ 96,947

Average interest bearing liabilities(2)                62,083         50,933         66,700         58,742

Administrative fee income                                 377            519          1,382          1,388

Total interest income(3)                                7,133          6,107         22,214         17,150
Total interest expense                                  1,236          1,001          4,110          3,483
                                                     --------       --------       --------       --------
Net interest income before provision
  for credit losses                                     5,897          5,106         18,104         13,667

Net provision for credit losses                         2,666          2,189          7,895          6,468

Net write-off "s                                        2,666          1,851          7,321          4,841

Average interest rate on average
  net receivables                                        25.8%          24.0%          25.9%          23.6%
Average interest rate on interest
  bearing liabilities                                     8.0%           7.9%           8.2%           7.9%
                                                     --------       --------       --------       --------

Net interest spread                                      17.8%          16.1%          17.7%          15.7%
                                                     ========       ========       ========       ========


----------
(1) Deferred membership fee of $990,000 at September 30, 1997 on the Efectiva card, which commenced issuance on April 23, 1997 is included in accrued expenses and other current liabilities.
(2) The amounts represent borrowings under the Company's lines of credit, excluding amounts related to the Company's other borrowings.
(3) The amounts represent interest income on consumer finance receivables, excluding administrative fees, late charges and other charges, which are included in the Condensed Consolidated Statements of Operations.


                                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                SEPTEMBER 30,              SEPTEMBER 30,
                                                          ---------------------        --------------------
                                                            1997          1996          1997           1996
                                                          -------       --------       -------       -------
CREDIT QUALITY (000's omitted)

Average net receivables                                   $110,400      $101,719      $114,465      $ 96,947

Net provision for credit losses                              2,666         2,189         7,895         6,468

Net write-off's                                              2,666         1,851         7,321         4,841

Provision for credit losses as a %
  of average net receivables                                   9.7%          8.6%          9.2%          8.9%

Net write-off's as a % of average
  net receivables                                              9.7%          7.3%          8.5%          6.7%

END OF PERIOD (000's omitted)

Net receivables                                                                       $105,720      $106,692
Allowance for credit losses                                                              7,360         6,582
Allowance for credit losses as a % of net receivables                                      7.0%          6.2%


DELINQUENCY EXPERIENCE (000's omitted)

Past due accounts (gross receivables)
31-60 days                                                                            $  3,804      $  3,588
61 days or more                                                                          7,314         4,458

Accounts with payments 31 days or more past due
as a percentage of end of period gross receivables                                         9.8%          6.7%


AUTOMOBILE FINANCE PORTFOLIO

      At September 30, 1997 and September 30, 1996, the gross receivable of this portfolio was $7.6 million and $11.2 million, respectively; the net receivable was $6.4 million and $8.7 million, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

     Total revenues in the three months ended September 30, 1997 increased to $13.2 million from $9.7 million in the three months ended September 30, 1996, an increase of $3.5 million or 36.6%.

     Interest income on the consumer finance receivables portfolio in the three months ended September 30, 1997 increased to $7.1 million from $6.1 million in the three months ended September 30, 1996, an increase of $1.0 million or 16.8%. This increase was primarily attributable to an increase in the consumer finance receivable portfolio which averaged $110.4 million in the three months ended September 30, 1997, compared to $101.7 million in the three months ended September 30, 1996. The average interest rate the Company charged on this portfolio increased to 25.8% for the three months ended September 30, 1997, compared to 24.0% for the three months ended September 30, 1996.

      Interest income on the automobile finance receivables portfolio in the three months ended September 30, 1997 decreased to $0.3 million from $0.5 million in the three months ended September 30, 1996. This decrease was due to an decrease in the Automobile Finance Receivables which averaged $6.9 million in the three months ended September 30, 1997, compared to $10.9 million in the three months ended September 30, 1996. On May 30, 1997, Central Auto Sales Inc. ceased the sale and the Company ceased the financing of used automobiles.

     Travel services revenue in the three months ended September 30, 1997 increased to $2.3 million from $0.8 million in the three months ended September 30, 1996. This increase was due to acquisitions made in the fourth quarter of 1996.

       Insurance products revenues in the three months ended September 30, 1997 increased to $1.7 million from $0.7 million in the three months ended September 30, 1996. This increase was primarily due to the start up of new automobile insurance agencies and captive insurance companies in the second and third quarters of 1996.

      Other income for the three months ended September 30, 1997 increased to $1.7 million from $1.6 million in the three months ended September 30, 1996, an increase of $0.2 million. Other income in the three months ended September 30, 1997 includes an increase of $0.3 million in ATM card member fees earned on the "Efectiva" ATM card, and a $0.1 million decrease in administrative fees earned on small loans.

      Operating expenses in the three months ended September 30, 1997 increased to $6.4 million from $3.5 million in the three months ended September 30, 1996, an increase of $2.9 million . Of this increase, $1.3 million is attributable to operating costs and expenses incurred in connection with the sale of airline tickets and $0.5 million incurred in the sale of auto insurance, which business commenced in July 1996. The remaining increase of $1.1 million was primarily due to the expansion of the small loan business and unaffiliated retailer business, including an increase in the number of employees and related payroll expenses.

     The provision for credit losses in the three months ended September 30, 1997 increased to $2.7 million from $2.2 million in the three months ended September 30, 1996, an increase of $0.5 million or 21.8% . This increase was primarily due to the growth experienced by the Company in its unaffiliated third party retailers receivable portfolio, and to higher levels of delinquencies and write-off's.

     Interest expense in the three months ended September 30, 1997 increased to $1.2 million from $1.0 million in the three months ended September 30, 1996. This increase was due to an increase in the amounts borrowed on the lines of credit which averaged $62.1 million in the three months ended September 30, 1997, compared to $50.9 million in the three months ended September 30, 1996.

     As a result of the foregoing factors, net income in the three months ended September 30, 1997 was flat at $1.7 million.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

     Total revenues in the nine months ended September 30, 1997 increased to $39.2 million from $24.7 million in the nine months ended September 30, 1996, an increase of $14.5 million or 58.9%.

     Interest income on the consumer finance receivables portfolio in the nine months ended September 30, 1997 increased to $22.2 million from $17.2 million in the nine months ended September 30, 1996, an increase of $5.0 million or 29.5%. This increase was primarily attributable to an increase in the consumer finance receivable portfolio which averaged $114.5 million in the nine months ended September 30, 1997, compared to $96.9 million in the nine months ended September 30, 1996. The average interest rate the Company charged on this portfolio increased to 25.9% for the nine months ended September 30, 1997, compared to 23.6% for the nine months ended September 30, 1996.

      Interest income on the automobile finance receivables portfolio in the nine months ended September 30, 1997 increased to $1.2 million from $1.1 million in the nine months ended September 30, 1996. This increase was due to an increase in the Automobile Finance Receivables which averaged $7.8 million in the nine months ended September 30, 1997, compared to $6.7 million in the nine months ended September 30, 1996.

     Travel services revenue in the nine months ended September 30, 1997 increased to $6.2 million from $1.4 million in the nine months ended September 30, 1996. This increase was due to acquisitions made in the fourth quarter of 1996.

      Insurance products revenues in the nine months ended September 30, 1997 increased to $4.4 million from $1.1 million in the nine months ended September 30, 1996. This increase was primarily due to the start up of the automobile insurance agencies and captive insurance companies in the second and third quarters of 1996.

      Other income for the nine months ended September 30, 1997 increased to $5.2 million from $4.0 million in the nine months ended September 30, 1996, an increase of $1.2 million. Other income in the nine months ended September 30, 1997 includes an increase of $0.3 million in ATM card member fees earned on the "Efectiva" ATM card , and a $0.5 million increase in late and extension charges, a $0.2 million increase in transaction fees charged on consumer product installment contracts, and an increase of $0.2 million in miscellaneous income.

      Operating expenses in the nine months ended September 30, 1997 increased to $18.6 million from $7.9 million in the nine months ended September 30, 1996, an increase of $10.7 million . Of this increase, $4.7 million is attributable to operating costs and expenses incurred in connection with the sale of airline tickets and $2.0 million incurred in the sale of auto insurance, which business commenced in July 1996. The remaining increase of $4.0 million was primarily due to the expansion of the small loan business and unaffiliated retailer business, including an increase in the number of employees and related payroll expenses.

     The provision for credit losses in the nine months ended September 30, 1997 increased to $7.9 million from $6.5 million in the nine months ended September 30, 1996, an increase of $1.4 million or 22.1% . This increase was primarily due to the growth experienced by the Company in its unaffiliated third party retailers receivable portfolio, and to higher levels of delinquencies and write-off's.

     Interest expense in the nine months ended September 30, 1997 increased to $4.1 million from $3.5 million in the nine months ended September 30, 1996. This increase was due to an increase in the amounts borrowed on the lines of credit which averaged $66.7 million in the nine months ended September 30, 1997, compared to $58.7 million in the nine months ended September 30, 1996.

     As a result of the foregoing factors, net income in the nine months ended September 30, 1997 increased to $5.2 million from $4.0 million in the nine months ended September 30, 1996, an increase of $1.2 million or 30.5%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations through the cash flow generated from operations, borrowings under its Lines of Credit, and from periodic contributions to capital made by Holdings and related entities.

     For the nine months ended September 30, 1997, net cash provided by operating activities totalled $10.0 million, while investing activities provided $6.1 million of cash flow. During this period the Company paid down $17.0 million of notes payable.

      The Company funds its lending activities and operations with borrowings under the Wells Fargo Line of Credit. Banner Holdings is a guarantor under the Wells Fargo Line of Credit. The amount of credit available at any one time under the Wells Fargo Line of Credit is limited to 75% of eligible contracts. As of September 30, 1997, the total amount available to the Company under the Wells Fargo Line of Credit was $74.0 million, of which approximately $59.1 million was outstanding, including letters of credit.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


        (a)    Exhibits

        27.1   Financial Data Schedule

        (b)    Reports
                   No reports on Form 8-K were required to be filed by the
              Company during the three month period ended September 30, 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CENTRAL FINANCIAL ACCEPTANCE CORPORATION



November 13, 1997                      /s/ GARY M. CYPRES
                                       -----------------------------------------
                                           Gary M. Cypres
                                           Chairman of the Board,
                                           Chief Executive
                                           Officer and President




November 13, 1997                       /s/ NEAL E. GOWER
                                        ----------------------------------------
                                            Neal E. Gower
                                            Principal Accounting Officer

INDEX TO EXHIBITS


Exhibit
Number                       Description
------                       -----------

27.1    Financial Data Schedule