Form 10-K
period 1997-12-31
CENTRAL FINANCIAL ACCEPTANCE CORP
filed 1998-03-31
CIK 1012483

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 1998.

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ______________

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

           Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on March 3, 1998, as reported on the Nasdaq National Market, was approximately $24,460,500.

Number of shares outstanding of the Registrant's Common Stock, as of March 4, 1998: 7,277,000

                       DOCUMENTS INCORPORATED BY REFERENCE

      DOCUMENT INCORPORATED            PART OF FORM 10-K INTO WHICH INCORPORATED
 DEFINITIVE PROXY STATEMENT FOR THE                    PART III
1998 ANNUAL MEETING OF SHAREHOLDERS


==============================================================================

                                TABLE OF CONTENTS


                                                                                    PAGE
PART I ........................................................................       3

Item 1. BUSINESS ..............................................................       3

Item 2. PROPERTIES ............................................................      22

Item 3. LEGAL PROCEEDINGS .....................................................      22

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................      22

PART II .......................................................................      23

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .      23

Item 6. SELECTED FINANCIAL DATA ...............................................      23

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS .........................................................      25

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ............      38

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...........................      38

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE ..................................................      38

PART III ......................................................................      39

Item 10.DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT ........................      39

Item 11.EXECUTIVE COMPENSATION ................................................      39

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT ............................................................      39

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ........................      39

PART IV .......................................................................      40

Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K .......      40

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

        Certain matters discussed in this Annual Report on Form 10-K may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Central Financial Acceptance Corporation and its subsidiaries (the "Company" which may be referred to as "we" or "us," or "Central" when referring only to the parent company) operate in, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "-- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price."

RECENT DEVELOPMENTS

        In February 1998, we entered into a definitive agreement to acquire Mission Savings and Loan Association, a federally chartered savings association based in Riverside, California (the "Bank") with deposits insured by the Federal Deposit Insurance Corporation (the "FDIC"). The cost of the acquisition will equal 1.47 times the Bank's adjusted stockholders' equity at the end of the month immediately prior to the date of acquisition. This amount is currently estimated to be approximately $4.7 million. The acquisition is subject to, among other things, the approval of the Office of Thrift Supervision (the "OTS") and the approval of the shareholders of the Bank. At December 31, 1997, the Bank had approximately $49.2 million in total assets and $3.3 million in total stockholders' equity. The Bank had net income of $0.3 million during 1997.

        Although we expect the Bank to continue to accept deposits and provide other financial services, the primary purpose of the acquisition is to expand our consumer lending business through the issuance of a credit card substantially similar to our Efectiva Card.

COMPANY OVERVIEW

        We are a specialized consumer finance company that primarily serves the financing needs of the rapidly growing low income Hispanic population. We believe this market is underserved. Through our consumer finance services, we:

        -       Provide small, unsecured personal loans to our customers

        - Purchase and service consumer finance receivables our customers generate for purchases of high quality brand name consumer products, appliances and furniture sold by Banner's Central Electric, Inc. ("Banner"), an affiliate of the Company, and by independent retailers

        - Sell airline tickets and originate and service travel-related finance receivables

        - Provide insurance products and insurance premium financing to our customers

        We have catered to the low income Hispanic population during our 40 years of operation by locating our facilities primarily in Hispanic communities, advertising in Spanish, and employing Spanish as the primary language at our locations. While we operate primarily in the greater Los Angeles area and face substantial competition with respect to our lines of business, our objective is to become the leading provider of consumer credit and other financial services to the low income Hispanic population in urban areas within California and elsewhere in the United States.

        Our customers are typically between the ages of 21 and 45, earn less than $25,000 per year, have little or no savings, and have limited or short-term employment histories. In addition, our customers typically have no or limited prior credit histories and are generally unable to secure credit from traditional lending sources. We base our credit decisions on our assessment of a customer's ability to repay the obligation. In making a credit decision, in addition to the size of the obligation, we generally consider a customer's income level, type and length of employment, stability of residence, personal references, and prior credit history with us. We also obtain a credit bureau report and rating, if available, and seek to confirm other credit-related information. We, however, are more susceptible to the risk that our customers will not satisfy their repayment obligations than are less specialized consumer finance companies or consumer finance companies that have more stringent underwriting criteria. See "-- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price -- Credit Risk Associated with Customers; Lack of Collateral" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Trends," "-- Credit Quality" and "-- Delinquency Experience and Allowance for Credit Losses."

        The Company was incorporated in Delaware on April 11, 1996. Our principal executive offices are located at 5480 East Ferguson Drive, Commerce, California 90022, and our telephone number is (213) 720-8600.

DEMOGRAPHIC TRENDS AND MARKET OPPORTUNITY

        Since 1950 Hispanics have been the fastest growing minority group in the United States, increasing from 4.0 million in 1950 to approximately 27.0 million in 1996, a compound annual growth rate of 4.3%. According to the 1996 U.S. Bureau of the Census Current Population Report (the "1996 Report"), this trend is expected to continue. The 1996 Report projects that the Hispanic population will total 36.0 million by 2005. California is home to the largest Hispanic population in the United States and this population is estimated to grow from
9.4 million in 1995 to 13.0 million by 2005. At this time the Hispanic population will comprise approximately 34% of California's total population. We believe that, despite the current size and projected population growth of the Hispanic population in the United States, this segment of the population will continue to have limited access to traditional sources of credit.

        We have identified certain metropolitan markets in which we believe we can successfully introduce our financial products and services. Specifically, we have determined that significant opportunities exist in markets having large Hispanic populations but in which such populations account for less than 30% of such area's total population. We believe that Hispanic consumers in these markets are more likely to be underserved than Hispanics in locations in which they comprise a greater proportion of an area's total population.

BUSINESS STRATEGY

        Recognizing these demographic trends, our strategy has been to identify new financial products and services that we believe could be introduced successfully to the low income Hispanic population in urban areas within California and increase the number of locations through which we can distribute our products and services. From 1991, when we were acquired by our current management, until our initial public offering in June 1996, we grew primarily by introducing such financial products and services and increased pricing. Our most significant growth has occurred as a result of the introduction of unsecured small loans in the fourth quarter of 1992, a product which we believe offers significant continued growth potential. In 1995, we began offering company-financed sales of airline tickets and in 1996, we began selling automobile insurance and offering insurance premium financing and expanded our independent retail financing business. In 1996 we expanded our distribution network through acquisitions of travel and auto insurance businesses primarily serving the Hispanic community.

        In May 1997, we introduced a new financial product involving the issuance of a card, called an "Efectiva Card." The Efectiva Card provides our customers with the ability to access their established lines of credit with us by withdrawing cash from our cash dispensing machines. Our cash dispensing machines are proprietary and are not part of any networked system. Initially we installed our cash dispensing machines in 15 locations owned or leased by the Company or Banner and two locations owned or leased by unaffiliated parties.

        In October 1997, we entered into an agreement with K-Mart Corporation ("K-Mart") to install our cash dispensing machines at 10 K-Mart locations in Southern California. We also place our employees at the K-Mart stores to receive and process applications for lines of credit and Efectiva Cards with the Company. The agreement, which can be terminated for any reason by either K-Mart or us at any time after the first six months, requires us to pay a monthly license fee to K-Mart for each location and to pay all costs and expenses related to the installation and maintenance of our cash dispensing machines and our on-site employees. In addition, in January 1998, we and K-Mart agreed to expand the relationship and install cash dispensing machines in an additional 9 K-Mart stores. We expect these additional cash dispensing machines to be installed by March 31, 1998. Further, we are talking to K-Mart about expanding to additional stores after March 31, 1998 and expanding the services we offer at these locations to include travel services.

        During 1998, we will concentrate on expanding our Efectiva Card program with other major retailers. We believe this is a more efficient way to distribute our products and services than through purchasing consumer finance receivables that Banner and other independent retailers generate. As a result, we have determined to phase out our relationship with the smaller independent retailers.



BUSINESS ACTIVITIES

        At December 31, 1997, our gross receivables portfolio was approximately $120.2 million, consisting of our portfolios of

        -       Loan contracts (the "Small Loan Portfolio")

        - Consumer product contracts from sales by Banner (the "Consumer Product Portfolio")

        - Consumer finance contracts from sales by independent retailers (the "Independent Retail Finance Portfolio")

        -       Travel finance contracts (the "Travel Finance Portfolio")

        -       Insurance premium finance contracts (the "Premium Finance
                Portfolio")

        -       Automobile finance contracts (the "Automobile Finance
                Portfolio")

Installment Credit and Related Businesses

        We provide credit to low income consumers who want to purchase consumer products and services on credit. By granting credit, we provide these consumers with an increased number of purchasing options. We purchase and service consumer finance receivables generated through Banner's sales of brand name consumer products. We also purchase and service consumer finance receivables generated by independent retailers and originate and service consumer finance receivables generated through our sales of airline tickets and insurance products. From 1995 through May 30, 1997, we also financed the sale of used automobiles.

        Consumer Product Finance. We purchase and service consumer finance receivables generated through Banner's sales of brand name consumer products through six stores in the greater Los Angeles area and one store in San Francisco. Consumer products that we finance include televisions, stereos, refrigerators, washers and dryers, ovens, freezers, furniture, household accessories and special order items.

        Independent Retail Installment Finance. We also provide financing to consumers for the purchase of products and services that independent retailers sell. At present, we have independent retail installment financing arrangements with approximately 100 retailers in the greater Los Angeles area, most with one or two locations. However, since we plan to concentrate on expanding our Efectiva Card with major retailers, we will begin to phase out our relationship with the smaller retailers.

        Travel Sales and Finance. As a complementary business line, in mid-1995 we began our travel business, offering sales of airline tickets, as well as the financing of such purchases. We believe that we are currently the largest provider of travel services to the low income Hispanic population in California. Substantially all of our ticket sales are for international travel, which generally provides a higher commission structure than does domestic travel. Prior to our initial public offering, we were conducting this business at five of Banner's installment credit stores in the greater Los Angeles area and two finance centers offering small loans and travel finance in the greater Los Angeles area that were opened in December 1995. At December 31, 1997, we operated through 75 locations, of which 53 are located in Southern California, 16 are located in Northern California and 6 are located outside of California. We believe that both our small loan and travel product lines can be offered out of 1,000 - 1,500 square foot locations, and that these locations can efficiently offer additional financial products and services which we anticipate we will make available in the future.

        Automobile Finance. From mid 1995 to May 30, 1997 (when we discontinued the sale of used automobiles), we also provided financing to consumers for the purchase of automobiles that Banner sold. Banner offered used automobiles for prices ranging from $6,500 to $8,500. We offered financing terms on sales of automobiles of up to 42 months. All financing that we extended on automobiles that Banner sold is with full recourse back to Banner in the event the customer defaults.

Small Loan Business

        In December 1992, we began offering unsecured, closed-end, small loans generally ranging from $350 to $1,500 for personal, family or household purposes at Banner's flagship installment credit store. Prior to beginning this business, we determined that there was a significant demand for small loans, and that financial institutions in our geographic market were not making loans of less than $1,500 and did not have adequate underwriting experience to serve the low income Hispanic population. Beginning in May 1997, we began offering unsecured open-end small loans which can be accessed through the Efectiva Card. At December 31, 1997, we had issued approximately 93,000 Efectiva Cards. At December 31, 1997, our small loan business was operating through 39 facilities, 6 of which were at Banner locations and 23 of which were finance centers and 10 of which were at K-Mart locations.

Other Business Activities

        We act as an intermediary for an independent insurance carrier who sells credit life and credit accident and health insurance to our customers. Through this arrangement, we sell policies to our customers within limitations established by agency contracts with that insurer. Credit life insurance provides for the payment in full of the borrower's credit obligation to the lender if the borrower dies. Credit accident and health insurance provides for repayment of loan installments to the lender during the insured's period of involuntary unemployment resulting from disability, illness or injury. Premiums for such credit insurance are at the maximum authorized rates and are stated separately in our disclosure to customers, as required by the Truth-in-Lending Act and applicable state statutes. We do not act as an intermediary with respect to the sale of credit insurance to non-borrowers. We earn a commission from the insurance carrier on the sale of credit insurance which is based in part on the claims experience on policies that the insurance carrier sells through us. Beginning in mid-1996, the independent insurance carrier reinsured the credit life and credit accident and health risk with a newly formed subsidiary of the Company. As a result of this reinsurance arrangement, the credit risk remains with us. In 1996, we also began our automobile insurance and insurance premium financing businesses. Our income tax service company began servicing our customers in January 1998.

COMPANY OPERATIONS

Credit Procedures

        In late 1996, we took a number of steps to improve collections and credit quality. We hired two senior executives in the credit and collections fields. In December 1996, we installed an autodialer to assist our collections personnel in successfully contacting past due borrowers. Finally, we hired CCN, Inc. to develop a proprietary credit scoring system for us, which we expect to implement during 1998.

        We have developed uniform guidelines and procedures for evaluating credit applications for installment credit sales and small loans. We take credit applications at all of our locations, at each of Banner's stores and at each K-Mart location that has our cash dispensing machines. We then generally transmit them electronically through our computer system to our credit processing facility, where all credit approval and verification is centralized. We also take credit applications at each of the independent retail locations for which we provide financing, and generally transmit them to our credit processing facility via facsimile. We believe that our underwriting policies and procedures allow us to respond quickly to credit requests. We typically respond to credit applicants within one hour. We believe that because of our prompt response, many customers prefer to deal with us instead of our competitors.

        Our credit managers and credit approvers make their decisions on a case by case basis and are influenced by, among other things, whether an applicant is a new or existing customer. New applicants complete standardized credit applications which contain information concerning income level, employment history, stability of residence, driver's license or state identification card, social security number, capacity to pay and personal references. We also obtain a credit bureau report and rating, if available, and seek to confirm other credit-related information. For an established customer, in all instances the credit process currently includes a review of the customer's credit and payment history with us. Because we offer multiple lines of credit, we review the aggregate amount that a customer owes. In cases where a customer makes a request for a substantial increase in his or her aggregate outstanding balance, we will obtain a credit bureau report and will seek to confirm employment. In instances where the applicant has no or limited credit history, we may require a co-signer with appropriate credit status to sign the contract and may, in the installment credit business, also require a down payment. Depending on the size of the transaction and other relevant factors, we may also verify the applicant's employment and residence with our credit verifiers. See " --

Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price -- Credit Risk Associated with Customers; Lack of Collateral."

Payment and Collections

        Industry studies estimate that more than 25% of the adult population in the United States does not maintain a checking account, which is a standard prerequisite for obtaining a consumer loan, credit card or other form of credit from most consumer credit sources. Our customers are required to make their monthly payments using a payment schedule that we provide to them. The vast majority of our customers make their payments in cash at our locations or at our payment facilities in Banner's stores. For our customers who are paid their wages by check but who do not maintain checking accounts, we cash such checks at no charge in order to facilitate account payments.

        We consider payments past due if a borrower fails to make any payment in full on or before its due date, as specified in the installment credit or small loan contract the customer signs. We currently attempt to contact borrowers whose payments are not received by the due date within 10 days after such due date. We contact these borrowers by both letter and telephone. In December 1996, we installed an autodialer which makes up to 500 telephone calls per hour to assist our collections personnel in successfully contacting past due borrowers. If no payment is remitted to us after the initial contact, we make additional contacts every seven days, and, after a loan becomes 31 days delinquent, we generally turn over the account to our credit collectors. Under our guidelines, we generally charge off and turn over an account to a collection agency when we determine that the account is uncollectible, which is typically when the account is between 91 and 150 days past due.

Finance Contracts

        We use different types of financing contracts, depending on the dollar amount of the financing and the product financed. Each of the contracts is in Spanish and English and requires monthly financing payments. State and federal regulations govern many of the terms, conditions and disclosures in the finance contracts. See " -- Regulation of the Company." When a qualifying customer with an open account balance increases the amount outstanding with an additional purchase or loan, the customer executes a new contract for the new aggregate balance and, with the proceeds, pays off the original contract.

Insurance

        We maintain various insurance policies of the type, and in the amounts, which are usual for our business. We maintain coverage for business interruptions, including interruptions resulting from computer failure. We believe that our insurance coverage is adequate.

Management Information Systems

        Under an Operating Agreement dated June 24, 1996 among us, Banner and Banner Holdings, Inc. ("Holdings"), the sole shareholder of Banner, we use Banner's management information systems and have been granted a license to use Banner's management information systems' software. Banner has invested significant resources to develop a proprietary system that integrates all major aspects of the businesses of the Company and Banner. The computer system uses a high-range IBM AS-400 as the Company server, which provides on-line, real-time information processing services to terminals located in each of Banner's locations and in our centralized credit processing facility. The system allows for complete processing of our (i) consumer product finance, automobile finance, travel finance and small loan businesses, including application processing and credit-approval, (ii) acquisition of credit bureau reports, accessing the payment history of all active accounts, (iii) preparation of contracts, (iv) payment posting, and (v) all other collection-monitoring activities. In addition, the system provides customized reports to analyze each of our portfolios on a daily, weekly and monthly basis. We believe that the computer system is sufficient to permit significant growth in each of our business lines and portfolios without the need for a material additional investment in management information systems. Banner has adopted procedures designed to minimize the effect of systems failures and other types of potential problems, including routine backup and off-site storage of computer tapes, as well as redundancy and "mirroring" of certain computer processes.

COMPETITION

        The small loan consumer finance industry is a highly fragmented segment of the consumer finance industry. There are numerous small loan consumer finance companies operating in the United States. Many of these companies have substantially greater resources than us, and their entry or expansion within our markets could have a material adverse effect on our business strategy and results of operations and financial condition. We do not believe we currently compete with commercial banks, savings and loans and most other consumer finance lenders, because these institutions typically do not make loans of less than $1,500 that become due within one year or less. If the acquisition of the Bank is consummated, we would also compete with these more traditional financial institutions to the extent of the Bank's traditional lines of business which we believe will represent a limited portion of our business as a whole.

        The installment credit business is highly competitive. We, through our relationship with Banner and other retailers, compete with those department stores, discount stores and other retail outlets which also provide credit to low income consumers. The largest national and regional competitors have significantly greater resources than us. Competition may arise from new sources having the expertise and resources to enter our markets either through expansion of operations or acquisitions.

        Each of our other businesses, including travel sales and automobile insurance sales, operate in highly competitive industries. We compete against a large number of national and regional firms engaged in such businesses. Many of these competitors have substantially greater financial, marketing and sales resources than us. We cannot assure that our present competitors or companies that choose to enter the marketplace in the future will not exert significant competitive pressures on us.

REGULATION OF THE COMPANY

General

        Our consumer finance operations are subject to extensive regulation. Violation of statutes and regulations applicable to us may result in actions for damages, claims for refunds of payments made, certain fines and penalties, injunctions against certain practices and the potential forfeiture of rights to repayment of loans. Changes in state and federal statutes and regulations may affect us. We, together with industry associations, actively lobby in the states in which we operate. Although we are not aware of any pending or proposed legislation that could have a material adverse effect on our business, we cannot assure that future regulatory changes will not adversely affect our lending practices, operations, profitability or prospects.

State Regulation

        Consumer Product and Travel Finance. In California, the California Retail Installment Sales Act (the "Unruh Act") regulates our consumer product finance and travel finance businesses. The Unruh Act requires us to disclose to our customers, among other matters, (i) the conditions under which we may impose a finance charge, (ii) the method of determining the balance which is subject to a finance charge, (iii) the method used to determine the amount of the finance charge, and (iv) the minimum periodic payment required. In addition, the Unruh Act provides consumer protection against unfair or deceptive business practices by (i) regulating the contents of retail installment sales contracts, (ii) setting forth the respective rights and obligations of buyers and sellers, and (iii) regulating the maximum legal finance rate or charge on installment credit sales.

        Small Loan Business. Small loan consumer finance companies are subject to extensive regulation, supervision and licensing under various federal and state statutes, ordinances and regulations. In general, these statutes establish maximum loan amounts and interest rates and the types and maximum amounts of fees and other costs that may be charged. In addition, state laws regulate collection procedures, the keeping of books and records and other aspects of the operation of small-loan consumer finance companies. State agency approval generally is required to open new branch offices. Accordingly, our ability to expand by acquiring existing offices and opening new offices will depend in part on obtaining the necessary regulatory approvals.

        Each facility that offers small loans must be separately licensed under the laws of California. Licenses granted by the regulatory agencies are subject to renewal every year and may be revoked for failure to comply with applicable state and federal laws and regulations. In California, licenses may be revoked only after an administrative hearing.

        Insurance Premium Finance. The State of California Department of Financial Institutions regulates our insurance premium finance business. In general, state law and regulations set forth requirements and procedures for (i) the cancellation of policies and collection of unearned premiums, (ii) regulating the form and content of premium finance agreements, (iii) limiting the amount of finance, delinquency, cancellation and other fees we may charge, and (iv) prescribing notice periods for the cancellation of policies for nonpayment.

        Insurance Businesses. In California, the State of California Department of Insurance regulates our insurance businesses. In general, this agency issues regulations which require us to, among other things, maintain fiduciary fund and trust accounts and follow specific market, general business and claims practices.

Federal Regulation

        We are subject to extensive federal regulation as well, including the Truth-in-Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act and the regulations thereunder and the Federal Trade Commission's Credit Practices Rule. These laws require us to provide complete disclosure of the principal terms of each loan to every prospective borrower, prohibit misleading advertising, protect against discriminatory lending practices and proscribe unfair credit practices. Among the principal disclosure items under the Truth-in-Lending Act are the terms of repayment, the total finance charge and the annual rate of finance charge or "Annual Percentage Rate" on each loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. Regulation B issued under the Equal Credit Opportunity Act requires creditors to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. The Credit Practices Rule limits the types of property a creditor may accept as collateral to secure a consumer loan.

Travel Agency Regulation

        Each of our travel locations are travel agencies which are regulated by the Airline Reporting Corporation ("ARC"). The ARC represents the major scheduled air carriers and sets the operating rules for travel agencies. We are required to submit weekly reports to the ARC and to meet certain procedural, funding and bonding requirements that the ARC sets.

REGULATION AND SUPERVISION OF THE BANK AND CENTRAL

General

        If the acquisition of the Bank is consummated, Central will be a savings and loan holding company and, as result, will be subject to OTS regulation, examination, supervision and reporting requirements. This regulation is intended primarily for the protection of depositors and the Savings Association Insurance Fund ("SAIF") and not for the benefit of Central's stockholders. The Bank is a federally chartered savings bank and a member of the Federal Home Loan Bank ("FHLB") of San Francisco. The FDIC insures the Bank's deposits through the SAIF to the maximum extent permitted by law. The Bank is subject to extensive regulation by the OTS, as its chartering agency, and by the FDIC, as its deposit insurer. The Board of Governors of the Federal Reserve System also regulates the Bank with respect to certain aspects of its business.

        Changes in, and the interpretations of, legislation and regulatory policy have materially affected the business of the Bank and other financial institutions in the past and are likely to do so in the future. We cannot assure that future changes in the regulations or their interpretation will not adversely affect the Bank's business. Future legislation and regulatory policy could also alter the structures and competitive relationships among financial institutions. Regulatory authorities also have the power, in certain circumstances, to prohibit or limit the payment of dividends to holders of the Bank's common stock. In addition, certain regulatory actions may increase the Bank's operating expenses in future periods and may have a material adverse impact on the Bank's capital levels and results of operations. Such regulatory actions include general increases in federal deposit insurance premiums, additional insurance premium assessments to recapitalize the SAIF or the application of the risk-based insurance premium system to the Bank.

        The following information describes certain aspects of federal regulation applicable to Central and the Bank, and does not purport to be complete. The discussion is qualified in its entirety by reference to applicable statutory or regulatory provisions.

Holding Company Regulation

        If the acquisition of the Bank is consummated, Central will be a "unitary" savings and loan holding company under the terms of the Home Owners' Loan Act, as amended ("HOLA"). As a unitary savings and loan holding company, the OTS will require Central to be registered with the OTS. In addition, the OTS will subject Central to its regulations, examinations, supervision and reporting requirements. Among other things, the OTS has enforcement authority which permits it to restrict or prohibit activities that it determines to be a serious risk to the subsidiary savings institution.

        There are generally no regulatory restrictions on the activities of a unitary savings and loan holding company. However, if the savings institution subsidiary of such a holding company fails to meet the qualified thrift lender ("QTL") test, then the holding company also will become subject to the activities restrictions applicable to multiple savings and loan holding companies. Unless the savings institution requalifies as a QTL within one year after it fails to meet the QTL test, its parent company will have to register as, and become subject to, the restrictions applicable to a bank holding company. See "--Qualified Thrift Lender Test."

Insurance of Deposit Accounts.

        The FDIC may terminate a savings association's deposit insurance upon a finding that the institution (i) has engaged in unsafe or unsound practices,
(ii) is in an unsafe or unsound condition to continue operations or (iii) has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

Regulatory Capital Requirements.

        The OTS capital regulations include three separate minimum capital requirements for the savings institution industry: (i) a "tangible capital requirement," (ii) a "leverage limit," and (iii) a "risk-based capital requirement." The Bank must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings association to maintain capital above the minimum capital levels.

        The industry minimum capital requirements are as follows:

        - Tangible capital of at least 1.5% of adjusted total assets (the "tangible capital requirement").

        Tangible capital consists of (1) common stockholders' equity, (2) noncumulative perpetual preferred stock and related earnings, (3) nonwithdrawable accounts and pledged deposits qualifying as core capital and (4) minority interests in the equity accounts of fully consolidated subsidiaries, after deducting (a) certain qualifying intangible assets and certain mortgage servicing rights, (b) the amount by which investments in subsidiaries engaged as principal in activities not permissible for national banks exceeds the amount of such investments as of April 12, 1989 and (c) the lesser of the institution's investments in and extensions of credit to such subsidiaries, net of any reserves established against such investments, (i) as of April 12, 1989 or (ii) as of the date on which the institution's tangible capital is being determined. In general, adjusted total assets equal the institution's consolidated total assets, minus any assets that are deducted in calculating capital.

        - Core capital of at least 3% of adjusted total assets (the "leverage limit").

        Core capital consists of tangible capital plus goodwill resulting from pre-April 12, 1989 acquisitions of troubled savings institutions. Certain qualifying intangible assets, mortgage servicing rights and deferred tax assets must be deducted from core capital.

        - Total capital of at least 8% of risk-weighted assets (the "risk-based capital requirement").

        Total capital includes both core capital and "supplementary" capital items considered less permanent than core capital, such as subordinated debt and general loan loss allowances (subject to certain limits). Equity investments (with the exception of investments in subsidiaries and investments permissible for national banks) and portions of certain high-risk land loans and nonresidential construction loans must be deducted from total capital. If interest rate risk exceeds a certain threshold, total capital will be reduced by a specified amount. At least half of total capital must consist of core capital.

        Risk-weighted assets are determined by multiplying each category of an institution's assets, including off balance sheet asset equivalents, by an assigned risk weight based on the credit risk associated with those assets, and adding the resulting products. The four risk weight categories range from zero percent for cash and government securities to 100% for assets (including past-due loans and real estate owned) that do not qualify for preferential risk-weighting.

        The OTS has proposed to amend its leverage capital requirements. Under the proposed regulation, a savings association which is assigned a composite rating of 1 under the Uniform Financial Institutions Rating System, would be required to maintain a minimum leverage capital ratio equal to 3% of total adjusted assets. All other savings associations would be required to maintain a minimum leverage capital ratio equal to 4% of total adjusted assets.

        The OTS views these capital requirements as minimum standards, and expects most institutions to maintain capital levels well above the minimum. In addition, the OTS regulations provide that the OTS may establish minimum capital levels higher than those provided in the regulations for individual savings associations, upon a determination that the savings association's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others, a savings association may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries or other persons with which it has significant business relationships.

FDICIA Prompt Corrective Action Regulations

        The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required federal banking regulators, including the OTS, to implement a system requiring regulatory sanctions against institutions that are not adequately capitalized. These sanctions grow more severe as the institution's capital lowers. The OTS has established specific capital ratios under the prompt corrective action regulations for five separate capital categories: (i) well capitalized, (ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized and (v) critically undercapitalized. Under the regulations, an institution's risk-based capital, leverage capital and tangible capital ratios are used to determine the institution's capital classification.

        The OTS regulations implementing FDICIA treat an institution as well capitalized if (i) its ratio of total capital to risk-weighted assets is at least 10.0%, (ii) its ratio of core capital to risk-weighted assets is at least 6.0%, (iii) its ratio of core capital to adjusted total assets (leverage ratio) is at least 5.0%, and (iv) the OTS has not placed any order or directive on the institution to meet a specific capital level. An institution is adequately capitalized if its (i) ratio of total capital to risk-weighted assets is at least 8.0%, (ii) ratio of core capital to risk-weighted assets is at least 4.0%, and (iii) ratio of core capital to adjusted total assets (leverage ratio) is at least 4.0% (3.0% if the institution receives the highest rating on the OTS financial institutions rating system).

        An institution which does not meet the capital amounts required in order to be adequately capitalized will be treated as undercapitalized. If an undercapitalized institution's capital ratios are less than (i) 6.0% total capital to risk-weighted assets, (ii) 3.0% core capital to risk-weighted assets or (iii) 3.0% core capital to adjusted total assets, it will be treated as significantly undercapitalized. Finally, an institution will be treated as critically undercapitalized if its ratio of "tangible equity" (core capital plus cumulative perpetual preferred stock minus intangible assets other than supervisory goodwill and purchased mortgage servicing rights) to adjusted total assets is equal to or less than 2.0%.

        FDICIA directs banking regulators to take increasingly strong corrective steps, based on the capital tier of any subject insured depository institution, to cause banks to achieve and maintain capital adequacy. Even if an insured depository institution is adequately capitalized, the banking regulators are authorized to apply corrective measures if the insured depository institution is determined to be in an unsafe or unsound condition or engaging in an unsafe or unsound activity. FDICIA grants the banking regulators broad powers to require undercapitalized institutions to adopt and implement a capital restoration plan. In addition, under FDICIA the bank regulators may restrict or prohibit a number of activities of undercapitalized institutions, including the payment of cash dividends, which may impair or threaten the capital adequacy of the insured depository institution. FDICIA also expanded the grounds upon which a receiver or conservator may be appointed for an insured depository institution.

Safety and Soundness Standards

        Pursuant to FDICIA, the OTS has prescribed minimum acceptable operational and managerial standards, and standards for asset quality, earnings and valuation of publicly traded shares, for savings institutions and their holding companies. The operational standards cover internal controls, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and employee compensation. The asset quality and earnings standards specify a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses and minimum ratio of market value to book value for publicly traded shares.

Qualified Thrift Lender Test

        Savings associations must meet a QTL test, which test may be met either by maintaining a specified level of "portfolio assets" in qualified thrift investments as specified in HOLA or by meeting the definition of a "domestic building and loan association" in section 7701 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Bank maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. If the Bank fails to satisfy the QTL test and does not requalify as a QTL within one year, any entity in control of the Bank must register and be regulated as a bank holding company, and the Bank must either convert to a commercial bank charter or become subject to restrictions on branching, business activities and dividends as if it were a national bank. Portfolio assets consist of total assets minus (a) assets used to satisfy liquidity requirements, (b) property used by the institution to conduct its business and goodwill and other intangible assets. In 1996, the Economic Growth and Regulatory Paperwork Reduction Act ("EGRPRA") was adopted, amending the QTL requirements to allow educational loans, small business loans and credit card loans to count as qualified thrift assets without limit and to allow loans for personal, family or household purposes to count as qualified thrift assets in the category limited to 20% of portfolio assets. Prior to EGRPRA, small business loans were included in qualified thrift assets only if made in a credit-needy area and educational and credit card loans were included subject to a 10% of portfolio assets limit. The previous limit for loans for personal, family or household purposes was also 10% of portfolio assets. We believe that withdrawals our customers make through the Efectiva Card will qualify as credit card loans.

Investments and Loans

        In general, federal savings institutions such as the Bank may not invest directly in equity securities, noninvestment grade debt securities or real estate, other than real estate used for the institution's offices and related facilities. Indirect equity investment in real estate through a subsidiary is permissible, but subject to certain limitations and deductions from regulatory capital. Loans by a savings institution to a single borrower are generally limited to 15% of an institution's "unimpaired capital and unimpaired surplus," which is similar but not identical to total capital plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral.

        Aggregate loans secured by nonresidential real property are generally limited to 400% of an institution's total capital. Commercial loans generally may not exceed 20% of an institution's total assets, provided that commercial lending in excess of 10% of total assets represents only small business loans. Consumer loans may not exceed 35% of an institution's total assets.

Payment of Dividends and Other Capital Distributions

        OTS regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. Accordingly, any such payment or distribution by the Bank to Central will be subject to regulation and certain limitations on amount. In general, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would cause the Bank to fail to meet one of its regulatory capital requirements. The OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice.

        The OTS has proposed to amend its capital distribution regulation to conform its requirements to the OTS prompt corrective action regulation. Under the proposed regulation, an institution that would remain at least adequately capitalized after making a capital distribution, and that was owned by a holding company, would be required to provide notice to the OTS prior to making a capital distribution. "Troubled" associations and undercapitalized associations would be allowed to make capital distributions only by filing an application and receiving OTS approval, and such applications would be approved under certain limited circumstances.

Affiliate and Insider Transactions

        The ability of Central and its non-depository subsidiaries to deal with the Bank is limited by the affiliate transaction rules, including Sections 23A and 23B of the Federal Reserve Act, which also govern commercial banks. With limited exceptions, these rules require that all transactions between the Bank and an affiliate must be on arms' length terms. The term "affiliate" covers Central and any company that controls or is under common control with the Bank, but does not include individuals and generally does not include the Bank's subsidiaries, except to the extent that the OTS or the Federal Reserve Board decides to treat such subsidiaries as affiliates.

        Under Section 23A and Section 11 of HOLA, specific restrictions apply to transactions in which the Bank provides funding to its affiliates. The Bank may not (i) purchase or invest in the securities of an affiliate other than the shares of a subsidiary, (ii) make a loan to any affiliate that is engaged in activities not permissible for a bank holding company or (iii) acquire from an affiliate any asset that has been classified, a nonaccrual loan, a restructured loan or a loan that is more than 30 days past due. As to affiliates engaged in bank holding company-permissible activities, the aggregate of (a) loans, guarantees and letters of credit provided by the Bank for the benefit of any one affiliate and (b) purchases of assets or investment securities by the Bank from the affiliate, may not exceed 10% of the Bank's capital stock and surplus (20% for the aggregate of permissible transactions with all affiliates). With certain exceptions, all loans to affiliates must be secured by collateral with a market value ranging from 100% to 130% of the amount of the loan, depending on the type of collateral.

        In addition, OTS regulations on affiliate transactions require, among other things, that savings institutions retain records of their affiliate transactions that reflect such transactions in reasonable detail. If a savings institution (i) has been the subject of a change of control application or notice within the preceding two-year period, (ii) does not meet its minimum capital requirements, (iii) has entered into a supervisory agreement, (iv) is subject to a formal enforcement proceeding, or (v) is determined by the OTS to be the subject of supervisory concern, the OTS may require the institution to provide the OTS with 30 days' prior notice of any affiliate transaction.

        Under these regulatory limitations, loans by the Bank to directors and executive officers, Central and Central's non- depository subsidiaries (collectively, "insiders"), or to a corporation or partnership that is at least 10% owned by an insider (a "related interest"), are subject to limits separate from the affiliate transaction rules. However, a company that controls a savings institution is excluded from the coverage of the insider lending rules even if it owns 10% or more of the stock of the institution, and is subject only to the affiliate transaction rules. All loans to insiders and their related interests must be underwritten and made on non-preferential terms; loans in excess of $500,000 must be approved in advance by the Bank's Board of Directors; and the Bank's total of such loans may not exceed 100% of the Bank's capital. Loans by the Bank to its executive officers are subject to additional limits.

Enforcement

        Whenever the OTS has reasonable cause to believe that a savings and loan holding company's continuation of any activity or ownership or control of any non FDIC-insured subsidiary constitutes a serious risk to the financial safety, soundness or stability of a savings and loan holding company's subsidiary savings institution and is inconsistent with the sound operation of the savings institution, the OTS may order the holding company, after notice and opportunity for a hearing, to terminate such activities or to divest such noninsured subsidiary. The OTS, in such a situation, also may issue a directive without any notice or opportunity for a hearing, which may (i) limit the payment of dividends by the savings institution, (ii) limit transactions between the savings institution and its holding company or its affiliates and (iii) limit any activity of the association that creates a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

        In addition, savings and loan holding companies are included within the category of persons designated as "institution-affiliated parties" for regulatory purposes. An institution-affiliated party may be subject to significant penalties and/or loss of voting rights in the event such party takes any action for or toward causing, bringing about, participating in, counseling or aiding and abetting a violation of law or unsafe or unsound practice by a savings institution.

Community Reinvestment Act and the Fair Lending Laws

        Savings associations have a responsibility under the Community Reinvestment Act ("CRA") and related OTS regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities and the denial of certain applications, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

Federal Home Loan Bank System

        The FHLBs provide a credit facility for member institutions. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB System. Each FHLB makes available to members loans (i.e., advances) in accordance with the policies and procedures established by the Board of Directors of the individual FHLB.

        As a member of the FHLB of San Francisco, the Bank is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of (i) 1% of the aggregate principal amount of its unpaid home loans, home purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were home mortgage loans, (ii) 0.3% of total assets, or (iii) 5% of its advances from the FHLB of San Francisco. Long-term FHLB advances may be obtained only for the purpose of providing funds for residential housing finance and all FHLB advances must be secured by specific types of collateral.

Federal Reserve System

        As a creditor and a financial institution, the Bank is subject to certain regulations promulgated by the Federal Reserve Board. These regulations include, without limitation, Regulation B (Equal Credit Opportunity Act), Regulation D (Reserves), Regulation E (Electronic Funds Transfers Act), Regulation F (limits on exposure to any one correspondent depository institution), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act), and Regulation DD (Truth in Savings Act). As creditors of loans secured by real property and as owners of real property, financial institutions, including the Bank, may be subject to potential liability under various statutes and regulations applicable to property owners, generally including statutes and regulations relating to the environmental condition of the property.

Rechartering Legislation

        Legislation enacted in 1996 provides that the Bank Insurance Fund and SAIF will merge on January 1, 1999 into a single Deposit Insurance Fund, if there are no savings associations, as defined, in existence on that date. Pursuant to that legislation, the Department of Treasury in May 1997 recommended in a report to Congress that the separate charters for thrifts and banks be abolished. Various proposals to (i) eliminate the federal thrift charter, (ii) create a uniform financial institutions charter, (iii) conform the regulation of holding companies of thrifts and commercial banks and (iv) abolish the OTS have been introduced in Congress. In the absence of appropriate "grandfather" provisions, legislation eliminating the thrift charter could have a material adverse effect on the Bank and Central because, among other things, the regulatory, capital and accounting treatment for national and state banks and savings associations differs in certain significant respects. To date, Congress has enacted no such legislation. We are unable to predict whether Congress will enact any such legislation, what the provisions of any such final legislation may be, or the extent to which the legislation would restrict, disrupt or otherwise have a material effect on our operations.

ADVERTISING

        We actively advertise primarily on Hispanic television and through direct mail, targeting both our present and former customers and potential customers who have used other sources of consumer credit. We believe that our advertising contributes significantly to our ability to compete effectively with other providers of consumer credit.

EMPLOYEES

        At December 31, 1997, we had 475 hourly employees, 152 salaried employees and 13 commissioned employees. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

BUSINESS CONSIDERATIONS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND STOCK PRICE

        Discussions of certain matters contained in this Annual Report may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate in, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance and achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements. The following is a summary of some of the important factors that could affect our future results of operations and/or our stock price, and should be considered carefully.

Credit Risk Associated With Customers; Lack of Collateral

        Our customers are typically between the ages of 21 and 45, earn less than $25,000 per year, have little or no savings, and have limited or short-term employment histories. In addition, our customers typically have no prior credit histories and are unable to secure credit from traditional lending sources. We base our credit decisions primarily on our assessment of a customer's ability to repay the obligation. In making a credit decision, in addition to the size of the obligation, we generally consider a customer's income level, type and length of employment, stability of residence, personal references and prior credit history with us. We, however, are more susceptible to the risk that our customers will not satisfy their repayment obligations than are less specialized consumer finance companies or consumer finance companies that have more stringent underwriting criteria.

        Because we rely on the creditworthiness of our customers for repayment and do not rely on collateral securing the debt, we experience actual rates of losses higher than lenders who have collateral which they can repossess in the event of a borrower's default. At December 31, 1997, we had net finance receivables (comprised of all receivables except those in the Automobile Finance and Premium Finance Portfolios) of $102.6 million, or 91.0% of our total net receivables. At December 31, 1997, the finance receivables had accounts with payments 31 days or more past due as a percentage of end of period gross receivables of 7.4%, as compared to 6.4% and 5.2%, at year-end 1996 and 1995, respectively. In 1997, the portfolios comprising the finance receivables had net write-offs of $10.9 million, as compared to $7.3 million in 1996 and $4.2 million in 1995. The provision for credit losses for such portfolios as a percentage of average net finance receivables was 10.8% in 1997, as compared to 9.1% and 7.0% during 1996 and 1995, respectively. We cannot assure that we will not continue to experience increases in delinquencies and net write-offs which would require additional increases in the provisions for credit losses. Such increases would adversely affect results of operations if we were not able to increase the rate charged on receivables to reflect the additional risks in its portfolios. Since we presently charge the maximum allowable interest rates on our various loan products, further increases in delinquencies and write-offs will adversely affect results of operations. For information concerning our credit quality experience, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Financial Trends," "-- Credit Quality" and "-- Delinquency Experience and Allowance for Credit Losses."

General Economic Risk

        The risks associated with our business become more significant in an economic slowdown or recession. During periods of economic slowdown or recession, we have experienced and may again experience a decreased demand for our financial products and services and an increase in rates of delinquencies and the frequency and severity of losses. Our actual rates of delinquencies and frequency and severity of losses have been in the past and may be in the future higher under adverse economic conditions than those generally experienced in the consumer finance industry. Any sustained period of economic slowdown or recession could materially adversely affect our financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Trends -- Portfolios," "-- Credit Quality" and "-- Delinquency Experience and Allowances for Credit Losses."

Dependence on California Market

        Substantially all of our facilities are located, and substantially all of our revenues are generated in California. To date, substantially all of our operations have been in Southern California. Therefore, our performance depends upon economic conditions in California, and in Southern California in particular, and may be adversely affected by social factors or natural disasters in California. During the early 1990's, California experienced adverse economic conditions. A decline in the California economy could have a material adverse effect on our results of operations and financial condition.

Dependence of Consumer Product Portfolio on Banner

        The Consumer Product Portfolio consists of consumer finance receivables generated from products Banner sells. The performance of the Consumer Product Portfolio therefore depends substantially upon the success of Banner's stores. The Consumer Product Portfolio accounted for 32.3% of our gross receivables portfolio as of December 31, 1997.

Seasonal Fluctuations in Quarterly Operating Results

        We experience the highest demand for our financial products and services between October and December, and experience the lowest demand for our financial products and services between January and March. These significant seasonal fluctuations in our business directly impact our operating results and cash needs.

Interest Rate Risk

        The net interest spread, which is the difference between the average interest rate on average net receivables and the average interest rate on average interest bearing liabilities (the "Net Interest Spread"), partially determines our profitability. Because we pay a floating interest rate on borrowings under our Line of Credit (as defined below), increases in such rate have at times decreased, and in the future may decrease, our Net Interest Spread. This may have a material adverse effect on our results of operations and financial condition. The interest rate we are allowed to charge our customers on our small loans is limited under California law. We presently charge the maximum interest rate permitted in California. There is no corresponding interest rate limitation on installment credit sales. Increases in the interest rate we charge our customers could reduce demand for our financial products and services which, in turn, could decrease our net income. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Business -- Regulation of the Company."

Need for Senior Credit Facility

        We require substantial capital to finance our business. Consequently, our ability to maintain our current level of operations and to expand our operations will be affected by the availability of financing and the terms thereof.

        Currently, we fund our business activities under a revolving loan agreement with several banks and Wells Fargo Bank, N.A., as agent (the "Line of Credit") which expires June 12, 2000. Although the Line of Credit permits us to borrow up to $100.0 million, the amount of credit available at any one time is limited to 75% of eligible contracts. At December 31, 1997, the total amount available to us under the Line of Credit was $76.0 million. Credit facilities are typically limited to a certain percentage of such eligible contracts or receivables.

        In addition, our inability at any time to renew or replace our Line of Credit or other senior credit facilities on acceptable terms could have a material adverse effect on our results of operations and financial condition. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Restrictions Imposed by the Line of Credit

        We have pledged substantially all of our assets, including our receivables, and the stock of all of our significant domestic subsidiaries as collateral for the amounts we borrow under the Line of Credit. In addition, our significant subsidiaries have guaranteed our borrowings under the Line of Credit. As of December 31, 1997, we had approximately $64.1 million aggregate principal amount outstanding under the Line of Credit, including letters of credit.

        The Line of Credit requires, among other things, us to maintain specific financial ratios and to satisfy certain financial tests. Our ability to meet these financial ratios and financial tests can be affected by events beyond our control, and we cannot assure that we will meet these tests. The Line of Credit also restricts, among other things, our ability to (i) incur additional indebtedness, (ii) pay indebtedness prior to the date when due, (iii) pay dividends, make certain other restricted payments or consummate certain asset sales, (iv) merge or consolidate with any other person, (v) enter into certain transactions with affiliates, (vi) incur indebtedness that is subordinate in priority and right of payment to amounts outstanding under the Line of Credit, and (vii) make future acquisitions in excess of an aggregate amount. At December 31, 1997, we did not comply with certain of the financial ratios and tests. These defaults were waived by the lending group. However, the breach of any of these covenants could result in a default under the Line of Credit. In the event of a default under the Line of Credit, the lenders could seek to declare all amounts outstanding under the Line of Credit, together with accrued and unpaid interest, to be immediately due and payable. If we were unable to repay the amounts, the lenders under the Line of Credit could proceed against the collateral that we granted to them to secure our indebtedness, which is substantially all of our and our subsidiaries' assets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Ability of the Company to Execute its Business Strategy

        Our financial performance will depend, in part, on our ability (i) to integrate new locations into our operations, (ii) to generate satisfactory performance or enhance performance at these locations, (iii) to integrate new financial products and services into our operations; and (iv) to enter into arrangements with additional major retailers. As a result of acquisitions during 1996, we acquired 84 new locations, several of which have been closed, from which to distribute both new and established products and services, including

33 locations in new geographic regions. Since October 1997, we have installed our cash dispensing machines at 10 K-Mart locations and are scheduled to install cash dispensing machines in 9 additional locations by March 31, 1998. We cannot assure that any of these new locations and operations will be effectively and profitably integrated into our existing operations. This expansion may negatively impact our operating results, particularly during the periods immediately following the expansions. In addition, we cannot assure that we will be able to profitably implement our business strategy in new geographic areas. Furthermore, we may compete for expansion and acquisition opportunities with companies that have significantly greater financial and other resources than us. We cannot assure that we will be able to locate suitable new locations or acquisition candidates, or that any operations that we open or acquire will be effectively and profitably integrated into our existing operations.

        Our financial performance also depends, in part, on our ability to manage our various portfolios and our ability to successfully introduce additional financial products and services. We cannot assure that we will introduce additional financial products and services or, if introduced, that these financial products and services will be successful. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

Competition

        Each of our businesses operate in highly competitive industries. We compete against a large number of national and regional firms engaged in such businesses, many of which have substantially greater resources than us. We cannot assure that our present or future competitors will not exert significant competitive pressures on us which could have a material adverse effect on our results of operations and financial condition. See "Business -- Competition."

Impact of Government Regulation

        Our operations are regulated by federal, state and local government authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. These requirements and restrictions include, among other things, (i) regulating credit granting activities, (ii) establishing maximum interest rates and charges, (iii) requiring disclosures to customers, (iv) governing secured transactions, (v) setting collection, repossession and claims handling procedures, (vi) regulating insurance claims practices and procedures, and other trade practices. Although we believe that we are in compliance in all material respects with applicable local, state and federal laws, rules and regulations, we cannot assure that more restrictive laws, rules and regulations will not be adopted in the future which may make compliance more difficult or expensive, restrict our ability to purchase or finance installment sales or small loans, further limit or restrict the amount of interest and other charges imposed in installment sales or small loans originated by retailers or the Company, or otherwise materially adversely affect our business or prospects. See "Business -- Regulation of the Company."

Dependence Upon Key Personnel

        Our success depends substantially on certain members of our senior management, in particular Mr. Cypres, our Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer. The loss of the services of Mr. Cypres could materially adversely affect our business and financial condition. We do not maintain key man life insurance.

Risks Relating to Acquisition of the Bank

        If the acquisition of the Bank is consummated, Central will become a unitary savings and loan holding company. As such, Central will become subject to a complex body of laws and regulations which could impose substantial compliance burdens on the Company and expose it to material risks. Among others, these regulations would restrict the extent of transactions that could be entered into between the Bank and its subsidiaries, on the one hand, and Central and its nonbank subsidiaries, on the other hand. In addition, the Company and its other operating subsidiaries would be subject to the possibility of examination and supervision by the OTS as an "affiliate" of the Bank. If the Bank fails to satisfy certain requirements of applicable law and regulation relating to the amount of its assets dedicated to residential mortgage finance and credit card activities, the Bank could be converted to a commercial bank. Central would then become a bank holding company subject to a more restrictive body of law and regulation imposing even greater compliance burdens on the Company and exposing it to greater risks than those applicable to the Company as a unitary savings and loan holding company. See "Business -- Regulation and Supervision of the Bank and Central."

Other Risks

        From time to time, we detail other risks with respect to our business and/or financial results in our filings with the Securities and Exchange Commission (the "SEC").

ITEM 2. PROPERTIES

        Our executive and administrative offices occupy approximately 17,000 square feet of a building which Holdings, the sole shareholder of Banner, owns that is located at 5480 East Ferguson Drive, Commerce, California 90022. We believe that our executive and administrative offices are adequate for current needs and that additional space in our headquarters is available for future expansion. Our payment centers located in Banner's stores are adequate for our present and anticipated needs. We own an 86,000 square foot property in Los Angeles on which we built a 10,000 square foot loan center. All of our other finance centers are leased pursuant to short-term leases.

ITEM 3. LEGAL PROCEEDINGS

        We are involved in certain legal proceedings arising in the normal course of our business. We do not believe the outcome of these matters will have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our stockholders during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NASDAQ NATIONAL MARKET LISTING

        Our common stock is listed on the Nasdaq National Market and traded under the symbol "CFAC." The following table sets forth, in the periods indicated, the high and low sales prices per share of our common stock, as reported by the Nasdaq National Market for the periods presented. As of March 4, 1998, there were approximately four holders of record of our common stock.


                                                        HIGH               LOW
                                                       ------             ------
Quarter ended June 30, 1996(1).................        $15.00             $12.25

Quarter ended September 30, 1996...............        $20.25             $11.25

Quarter ended December 31, 1996................        $21.50             $16.75

Quarter ended March 31, 1997...................        $20.00             $16.00

Quarter ended June 30, 1997....................        $16.00             $9.00

Quarter ended September 30, 1997...............        $11.50             $10.00

Quarter ended December 31, 1997................        $11.375            $9.25


(1) CFAC first began trading on the Nasdaq National Market on June 26, 1996, the date of its initial public offering

DIVIDENDS

        We have never paid and have no present intention of paying cash dividends on our common stock. We anticipate that we will retain all earnings for use in our business, and we do not anticipate paying cash dividends for the foreseeable future. The Delaware General Corporation Law also restricts our ability to pay dividends. The Delaware General Corporation Law provides that a Delaware Corporation may pay dividends either (i) out of the corporation's surplus (as defined by Delaware law), or (ii) if there is no surplus, out of the corporation's net profit for the fiscal year in which the dividend is declared or the preceding fiscal year. Any determination in the future to pay dividends will depend on our financial condition, capital requirements, results of operations, contractual limitations, legal restrictions and any other factors our Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

        The following selected consolidated financial data with respect to our consolidated financial position as of December 31, 1996 and 1997 and our results of operations for the years ended December 31, 1995, 1996, and 1997 has been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report. This information should be read in conjunction with such consolidated financial statements and the notes thereto. The selected financial data with respect to our consolidated financial position as of October 31, 1993 and 1994 and December 31, 1994 and 1995 and our results of operations for the year ended December 31, 1994 has been derived from our audited consolidated financial statements, which are not presented in this Annual Report. The selected financial data with respect to our consolidated results of operations for the year ended December 31, 1993 has been derived from unaudited financial statements, which in our management's opinion reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the unaudited periods.


                      SELECTED FINANCIAL AND OPERATING DATA
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    YEARS ENDED
                                                                                    DECEMBER 31,
                                                   --------------------------------------------------------------------------------
                                                      1993              1994            1995             1996              1997
                                                   -----------      -----------      -----------      -----------       -----------
STATEMENTS OF INCOME DATA:

Revenues:
 Interest Income
  Consumer Product Portfolio ................      $     9,420      $    11,787      $    12,508      $    12,850       $    10,822

  Small Loan Portfolio ......................              188            1,057            5,095            9,686            13,056
  Automobile Finance Portfolio ..............               --               --              240            1,548             1,434
  Other(1) ..................................               --               --              176            1,691             5,001
     Total Interest Income ..................            9,608           12,844           18,019           25,775            30,313
 Travel services ...........................               --               --              371            2,449             8,716
 Transaction fees on contracts purchased
   from related party .......................              829              857              916              965             1,127
 Other income(2) ............................            1,445            1,868            2,857            7,238            11,884
                                                   -----------      -----------      -----------      -----------       -----------
     Total Revenues .........................           11,882           15,569           22,163           36,427            52,040
                                                   -----------      -----------      -----------      -----------       -----------
Costs and Expenses:
     Operating expenses .....................            4,461            5,170            7,288           12,676            27,217
     Provision for credit losses ............            3,447            3,923            5,449            9,105            12,296
     Interest expense .......................            2,235            2,801            4,278            4,697             5,314
                                                   -----------      -----------      -----------      -----------       -----------
Income before taxes .........................            1,739            3,675            5,148            9,949             7,213
Income tax expense ..........................              727            1,493            2,079            3,979             2,823
                                                   -----------      -----------      -----------      -----------       -----------
Net income before discontinued operations ...            1,012            2,182            3,069            5,970             4,390
                                                   -----------      -----------      -----------      -----------       -----------
Discontinued operations net income (loss) ...               --               --               50              (91)               --
                                                   -----------      -----------      -----------      -----------       -----------
Net income ..................................      $     1,012      $     2,182      $     3,119      $     5,879       $     4,390
                                                   ===========      ===========      ===========      ===========       ===========
PER SHARE DATA:
Basic earnings per share before discontinued
operations ..................................      $      0.20      $      0.42      $      0.60      $      0.96       $      0.60
Basic earnings (loss) per share discontinued
   operations ...............................             0.00             0.00             0.01            (0.01)             0.00
                                                   -----------      -----------      -----------      -----------       -----------
Basic earnings per share ....................      $      0.20      $      0.42      $      0.61      $      0.95       $      0.60
                                                   ===========      ===========      ===========      ===========       ===========
Diluted earnings per share before discontinued
     operations .............................      $      0.20      $      0.42      $      0.60      $      0.96       $      0.60
Diluted earnings (loss) per share from
     discontinued operations ................             0.00             0.00             0.01            (0.01)             0.00
                                                   -----------      -----------      -----------      -----------       -----------
Diluted earnings per share ..................      $      0.20      $      0.42      $      0.61      $      0.95       $      0.60
                                                   ===========      ===========      ===========      ===========       ===========
Weighted average number of shares outstanding        5,150,000        5,150,000        5,150,000        6,213,500         7,277,000


------------------

(1) Other interest income includes interest earned on the Travel Finance Portfolio and the Independent Retail Finance Portfolio and through our insurance premium finance business.

(2) Other income includes administrative fees charged on certain small loan contracts, late charges and revenue from the sale of insurance products.

                             AS OF OCTOBER 31,                        AS OF DECEMBER 31,
                          ----------------------      --------------------------------------------------
                            1993          1994          1994          1995          1996          1997
                          --------      --------      --------      --------      --------      --------
BALANCE SHEET DATA:
Cash ...............      $    931      $  1,886      $    215      $     57      $  5,848      $  4,794
Net receivable .....        47,026        50,626        56,337        94,674       119,074       102,498
Total assets .......        51,567        61,597        73,942       101,730       145,357       135,149
Notes payable ......        33,700        42,287        48,845        63,967        74,024        62,000
Stockholders' equity        17,146        18,560        23,951        33,632        61,353        65,743


-------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the information under "Item 6. Selected Financial Data" and our Consolidated Financial Statements and Notes thereto and other financial data, included elsewhere in this Annual Report. Certain statements under this caption constitute "forward-looking statements" under Section 27A of the Securities Act and Section 21E of the Exchange Act which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in these forward-looking statements. Factors that might cause such a difference, include but are not limited to, credit quality, economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates and government regulation. For additional information concerning these factors, see "Item 1. Business -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price."

OVERVIEW

      In pursuit of our business strategy, since 1992 we have expanded our financing business by (i) offering consumer financing through additional installment credit stores opened by Banner, (ii) increasing the number and type of products and services financed, and (iii) offering new financial products and services. In 1992, we began offering (i) small unsecured loans generally ranging from $300 to $1,500 with average loan terms of 12 months, and (ii) installment credit finance to Banner's customers at three additional installment credit stores in the greater Los Angeles area and one additional installment credit store in San Francisco that Banner opened or acquired in 1994. In 1995, we opened two finance centers offering small loans and travel finance and one automobile sales location in the greater Los Angeles area, and began offering consumer product finance to Banner's customers at one additional installment credit store in the greater Los Angeles area that Banner opened in 1995. In 1995, we also began offering financing for the sale of used automobiles, which was discontinued in May 1997. Beginning in late 1995, we expanded our indirect consumer financing business by offering financing to consumers for the purchase of products and services sold by independent retailers. At present, we have retail installment financing arrangements with approximately 100 independent retailers in the greater Los Angeles area. In 1996, we expanded our travel business by acquiring 25 travel locations in June and 55 locations in December. We presently have 75 travel locations, of which 69 are located in California. In addition, we began our automobile insurance business in 1996 through 12 locations in the greater Los Angeles area and also began offering insurance premium financing to our customers.

      In May 1997, we introduced the Efectiva Card. The Efectiva Card provides our customers with the ability to access their established lines of credit with us by withdrawing cash from our cash dispensing machines. Initially we installed our cash dispensing machines in 15 locations owned or leased by the Company or Banner and two locations owned or leased by unaffiliated parties.

      In October 1997, we installed our cash dispensing machines at 10 K-Mart locations in Southern California. In addition, in January 1998, we and K-Mart agreed to expand the relationship and install cash dispensing machines in an additional 9 K-Mart stores. We expect these additional cash dispensing machines to be installed by March 31, 1998. Further, we are talking to K-Mart about expanding to additional stores after March 31, 1998 and expanding the services we offer at these locations to include travel services.

      During 1998, we will concentrate on expanding our Efectiva Card program with other major retailers. We believe this is a more efficient way to distribute our products and services than through purchasing consumer finance receivables that Banner and other independent retailers generate. As a result, we have determined to phase out our relationship with the smaller independent retailers.

      As a result of the changes in products and services offered and changes in distribution channels, results of operations are not readily comparable from year to year or from period to period, and are not necessarily indicative of future operating results.

FINANCIAL TRENDS

Portfolios

      The following sets forth certain information relating to our portfolios for the periods indicated.

                           CONSUMER PRODUCT PORTFOLIO
             (DOLLARS IN THOUSANDS, EXCEPT AVERAGE CONTRACT BALANCE)


                                                                             YEARS ENDED
                                                                              DECEMBER 31,
                                                     ---------------------------------------------------------------
                                                      1993          1994          1995          1996           1997
                                                     -------       -------       -------       -------       -------
Gross receivable (at end of period) ...........      $60,590       $67,514       $67,811       $61,848       $38,814
Deferred interest (at end of period) ..........        7,657         7,603         7,796         7,132         3,706
                                                     -------       -------       -------       -------       -------
Net receivable (at end of  period) ............       52,933        59,911        60,015        54,716        35,108
Deferred insurance revenues (at end of period)           529           405           401           270           111
                                                     -------       -------       -------       -------       -------
Net carrying value ............................      $52,404       $59,506       $59,614       $54,446       $34,997
                                                     =======       =======       =======       =======       =======
Average net receivable ........................      $52,456       $53,656       $57,276       $55,742       $43,717
Number of contracts (at end of period) ........       66,353        76,984        84,555        81,361        61,868
Average net contract balance ..................      $   798       $   778       $   710       $   673       $   567
Average interest bearing liabilities(1)  ......       36,163        37,549        39,284        33,489           N/A
Total interest income(2) ......................        9,420        11,787        12,508        12,850        10,822
Total interest expense(1) .....................        2,231         2,579         3,242         2,688         2,101
Net interest income before provision for
  credit losses ...............................        7,189         9,208         9,266        10,162         8,721
Net provision for credit losses ...............        3,340         3,332         3,852         4,955         3,129
Provision for credit loss as a percentage
   of average net receivable ..................          6.4%          6.2%          6.7%          8.9%          7.2%
Net write-offs ................................        2,897         2,949         3,310         4,257         3,128
Net write-off's as a percentage of average
net receivable ................................          5.5%          5.5%          5.8%          7.6%          7.2%
Average interest rate on average net receivable         18.0%         22.0%         21.8%         23.1%         24.8%
Average interest rate on  interest bearing
  liabilities(3) ..............................          6.2%          6.9%          8.3%          8.0%          8.3%
Net Interest Spread ...........................         11.8%         15.1%         13.5%         15.1%         16.5%


-------------

(1) Amounts represent borrowings and related interest expense on our lines of credit for the Consumer Product Portfolio, excluding amounts related to our other borrowings. During 1997, the Company renegotiated and consolidated its lines of credit under the single Line of Credit which is used by Central and all our subsidiaries with Central as the borrower. Therefore, the interest bearing liability is no longer specific to one portfolio. The interest expense was allocated to each portfolio based on their respective weighted average percent of the total finance portfolios.

(2) Amounts represent interest income on installment contracts, excluding administrative fees, late charges and other charges, which are included in other income in the Consolidated Statements of Income appearing elsewhere herein.

(3) Amount is determined in aggregate based on total average borrowings and total interest paid by CFAC.

                              SMALL LOAN PORTFOLIO
             (DOLLARS IN THOUSANDS, EXCEPT AVERAGE CONTRACT BALANCE)


                                                                                    YEARS ENDED
                                                                                     DECEMBER 31,
                                                          --------------------------------------------------------------------
                                                            1993           1994           1995           1996           1997
                                                          --------       --------       --------       --------       --------
Gross Receivable (at end of period) ................      $  4,314       $ 16,735       $ 37,868       $ 57,671       $ 58,659
Deferred interest (at end of period) ...............           241          1,809          4,187          6,041          1,414
                                                          --------       --------       --------       --------       --------
Net receivable (end of period) .....................         4,073         14,926         33,681         51,630         57,245
Deferred administrative fees, ATM fees
and insurance
   revenues (at end of period) .....................           166            392            576            978          1,668
                                                          --------       --------       --------       --------       --------
Net carrying value .................................      $  3,907       $ 14,534       $ 33,105       $ 50,652       $ 55,577
                                                          ========       ========       ========       ========       ========
Average net receivable .............................      $  1,131       $  5,662       $ 20,219       $ 38,847       $ 51,496
Number of contracts (at end of period) .............        10,616         26,166         55,241         79,819        112,901
Average net contract balance .......................      $    384       $    570       $    610       $    647       $    507
Average interest bearing liabilities(1) ............            67          3,165         12,902         25,204            N/A
Total administrative fee and ATM fee income ........            65            458          1,133          1,897          2,341
Total interest income(2) ...........................           188          1,057          5,095          9,686         13,056
Total interest expense(1) ..........................             4            222          1,036          2,009          3,073
Net interest income before provision
   for credit losses ...............................           184            835          4,059          7,677          9,983
Net provision for credit losses ....................           107            591          1,547          3,349          5,000
Provision for credit losses as a percentage of
   average net receivable ..........................           9.5%          10.4%           7.7%           8.6%           9.7%
Net write-offs .....................................            --            155            896          2,606          5,000
Net write-offs as a percentage of average
   net receivable ..................................           0.0%           2.7%           4.4%           6.7%           9.7%
Average interest rate on average
   net receivable ..................................          16.6%          18.7%          25.2%          24.9%          25.4%
Average interest rate on interest
   bearing liabilities(3) ..........................           6.0%           7.0%           8.0%           8.0%           8.3%
Net Interest Spread ................................          10.6%          11.7%          17.2%          17.0%          17.1%


(1) Amounts represent borrowings and related interest expense on our lines of credit for the Small Loan Portfolio, excluding amounts related to our other borrowings. During 1997, the Company renegotiated and consolidated its lines of credit under the single Line of Credit which is used by Central and all our subsidiaries with Central as the borrower. Therefore, the interest bearing liability is no longer specific to one portfolio. The interest expense was allocated to each portfolio based on their respective weighted average percent of the total finance portfolios.

(2) Amounts represent interest income on installment contracts, excluding administrative fees, late charges and other charges, which are included in other income in the Consolidated Statements of Income appearing elsewhere herein.

(3) Amount is determined in aggregate based on total average borrowings and total interest paid by CFAC.

Travel Finance Portfolio

        We began offering Company-financed sales of airline tickets in mid-1995. At December 31, 1995, 1996 and 1997, the gross receivables of the Travel Finance Portfolio was $3.0 million, $5.6 million and $6.2 million, respectively, and the net receivables before allowance for credit losses was $2.7 million, $5.2 million and $5.7 million, respectively. In addition, the number of contracts outstanding at December 31, 1995, 1996 and 1997 was 5,811, 11,772 and 14,435,
respectively, with an average net contract balance of approximately $466, $438 and $395, respectively. At December 31, 1995, 1996 and 1997, the average interest rate on the average portfolio was approximately 23.7%, 25.0% and 25.6%, respectively.

Independent Retail Finance Portfolio

        We began purchasing and servicing consumer finance receivables generated by independent retailers in 1996. At December 31, 1996 and 1997, the gross receivables of the Independent Retail Finance Portfolio was $7.2 million, and $5.2 million, respectively, and the net receivables before allowance for credit losses was $6.2 million and $4.6 million, respectively. In addition, the number of contracts outstanding at December 31, 1996 and 1997, was 12,053 and 14,518, respectively, with an average net contract balance of approximately $518 and $314, respectively. At December 31, 1996 and 1997, the average interest rate on the average portfolio was approximately 31.5% and 34.7%, respectively.

Premium Finance Portfolio

        We began offering insurance premium financing in late 1996. At December 31, 1996 and 1997, the gross receivables of the Premium Finance Portfolio was $2.1 million and $5.0 million, respectively, and the net receivables, before allowance for credit losses was $2.0 million and $4.7 million, respectively. In addition, the number of contracts outstanding at December 31, 1996 and 1997 was 2,615 and 14,533, respectively, with an average net contract balance of approximately $751 and $325, respectively. This portfolio earns interest at a statutory rate of 24.0%.

Automobile Finance Portfolio

        We began offering Company-financed sales of used automobiles in mid-1995. In August 1996, we sold the used car sales business to Banner pursuant to an Agreement to Transfer Business Operations among Banner, Central Consumer Finance Company, Central Auto Sales, Inc. and Central (the "Automobile Financing Agreement") which granted us the exclusive right to finance Banner's sales of automobiles or purchase automobile finance contracts Banner generates. Our decision to sell the used car sales business was due to capital considerations and our determination that such business did not presently fit well into our overall business strategy. At December 31, 1995, 1996 and 1997, the gross receivables of the Automobile Finance Portfolio was approximately $5.5 million, $11.0 million and $6.4 million, respectively, and the net receivables of the portfolio was $4.2 million, $8.7 million and $5.5 million, respectively. In addition, the number of contracts outstanding at December 31, 1995, 1996 and 1997 was 624, 1,376 and 1,185, respectively, with an average net contract balance of approximately $6,700, $8,000 and $4,600, respectively. This portfolio earns interest at a statutory rate of 21%. Under the Automobile Financing Agreement, all purchases of automobile finance receivables were made with full recourse to Banner in the event the customer defaults. Accordingly, we maintain no allowance for credit losses with respect to the Automobile Finance Portfolio. Banner ceased selling used automobiles in May 1997 and, therefore, we are not currently engaged in financing sales of used automobiles.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

        The following table separates the changes in net interest income between changes in average balances ("Volume") and average rates ("Rate") for both average net receivables and average interest bearing liabilities of the Consumer Product Portfolio and the Small Loan Portfolio (dollars in thousands) for the periods presented.


                                                            YEARS ENDED                              YEARS ENDED
                                                         DECEMBER 31, 1995                        DECEMBER 31, 1996
                                                              VERSUS                                   VERSUS
                                                         DECEMBER 31, 1994                        DECEMBER 31, 1995
                                                ----------------------------------      -----------------------------------
                                                 VOLUME        RATE         TOTAL        VOLUME        RATE          TOTAL
                                                -------      -------       -------      -------       -------       -------
Increase (decrease) in interest income:
Consumer Product Portfolio ...............      $   795      $   (74)      $   721      $  (354)      $   696       $   342
Small Loan Portfolio .....................        2,718        1,320         4,038        4,645           (54)        4,591
                                                -------      -------       -------      -------       -------       -------
                                                  3,513        1,246         4,759        4,291           642         4,933
                                                -------      -------       -------      -------       -------       -------
Increase (decrease) in interest expense:
     Bank of America Line of Credit ......          119          544           663         (465)          (87)         (552)
     Wells Fargo Line of Credit ..........          683          131           814          980            (7)          973
                                                -------      -------       -------      -------       -------       -------
                                                    802          675         1,477          515           (94)          421
                                                -------      -------       -------      -------       -------       -------
Increase (decrease) in net interest income      $ 2,711      $   571       $ 3,282      $ 3,776       $   736       $ 4,512
                                                =======      =======       =======      =======       =======       =======


                                                           YEARS ENDED
                                                        DECEMBER 31, 1997
                                                             VERSUS
                                                        DECEMBER 31, 1996
                                              ----------------------------------
                                               VOLUME         RATE        TOTAL
                                              -------       -------      -------
Increase (decrease) in interest income:
Consumer Product Portfolio ...............    $(2,978)      $   950      $(2,028)
Small Loan Portfolio .....................      3,207           163        3,370
                                              -------       -------      -------
                                                  229         1,113        1,342
                                              -------       -------      -------
Increase (decrease) in interest expense:
     Bank of America Line of Credit ......        N/A           N/A          N/A
     Wells Fargo Line of Credit ..........        440           177          617
                                              -------       -------      -------
                                                  440           177          617
                                              -------       -------      -------
Increase (decrease) in net interest income    $  (211)      $   936      $   725
                                              =======       =======      =======




CREDIT QUALITY

        We make provision for credit losses in the Consumer Product and Travel Finance Portfolios at the time that the contract is purchased or the retail sale is made. The provision for credit losses in the Small Loan and Independent Retail Finance Portfolios is made following the origination of the loans over the period that the events giving rise to the credit losses are estimated to occur. Our portfolios comprise smaller-balance, homogeneous loans that are evaluated collectively to determine an appropriate allowance for credit losses. The allowance for credit losses is maintained at a level considered adequate to cover losses in the existing portfolios. We pursue collection of past due accounts, and when the characteristics of an individual account indicates that collection is unlikely, the account is charged off and turned over to a collection agency. Accounts are generally charged off when they are between 91 and 150 days past due.

        The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Our management's periodic evaluation of the adequacy of the allowance is based on our past loan loss experience, known and inherent risks in the portfolios, adverse situations that may affect the borrower's ability to repay and current economic conditions.

        For information concerning our provisions for credit losses and chargeoff experience in the Consumer Product and Small Loan Portfolios, our two largest portfolios, see "--Financial Trends-- Portfolios" above.

DELINQUENCY EXPERIENCE AND ALLOWANCE FOR CREDIT LOSSES

        Borrowers under our contracts are required to make monthly payments. The following sets forth our delinquency experience for accounts with payments 31 days or more past due and allowance for credit losses for our finance receivables.


                                                                    FINANCE RECEIVABLES(1)
                                                                    (DOLLARS IN THOUSANDS)
                                                                                            DECEMBER 31,
                                                                     ----------------------------------------------------------
                                                                      1993         1994         1995         1996         1997
                                                                     ------       ------       ------       ------       ------
Past due accounts (gross receivable):
        31-60 days ............................................      $1,325       $2,340       $2,482       $4,115       $3,204
        61 days or more .......................................       1,612        2,715        3,162        4,332        4,795
Accounts with payments 31 days or more past due
 as a percentage of end of period gross receivable ............         4.5%         6.0%         5.2%         6.4%         7.4%
Allowance for credit losses ...................................      $2,893       $3,712       $4,955       $6,786       $7,471
Allowance for credit losses as a percentage of net  receivables         5.1%         5.0%         5.1%         5.8%         7.3%


(1) Includes receivables in our Consumer Product, Small Loan, Travel Finance and Independent Retailer Portfolios.

        In 1996, delinquencies and net write-offs in the Consumer Product Portfolio increased to levels which were substantially higher than those we have historically experienced in such portfolio. These trends have continued during 1997. The increases occurred primarily with respect to our existing customers, rather than new credit customers. We believe these increases were a result of excessive credit burdens for some customers, due to an aggregate overextension of credit in the marketplace, coupled with uncertainty over proposed legislative reforms potentially impacting our customers and their extended families.

        In late 1996 we took a number of steps to improve collections and credit quality. We hired two senior executives in the credit and collections fields. In December 1996, we installed an autodialer to assist our collections personnel in successfully contacting past due borrowers. Finally, we have hired CCN, Inc. to develop a proprietary credit scoring system for us, which we expect to implement during 1998. Notwithstanding these measures, we cannot assure that the trend in increased delinquencies and net write-offs will not continue.

        The Financing Agreement among us, Banner and Holdings permits us to return to Banner during each of 1996 and 1997 up to $1.5 million of contracts purchased from or contributed by Banner. As a result of increasing delinquencies in the Consumer Product Portfolio, the Company and Banner amended the Financing Agreement, to permit us for the year ended December 31, 1997 to return more than $1.5 million of contracts purchased or contributed by Banner and for Banner to have up to 18 months to reimburse the Company for amounts transferred to Banner. All amounts unpaid at year end will bear interest at Central's borrowing rate. Banner repurchased $1.5 million of delinquent receivables during the second half of 1996 and repurchased $5.8 million of delinquent receivables during 1997.

RESULTS OF OPERATIONS

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

        Total revenues in the year ended December 31, 1997 increased to $52.0 million from $36.4 million in the year ended December 31, 1996, an increase of $15.6 million or 42.9%.

        Consumer Product Portfolio interest income in the year ended December 31, 1997 decreased to $10.8 million from $12.9 million in the year ended December 31, 1996. This decrease was primarily attributable to a decrease in the portfolio which averaged $43.7 million in the year ended December 31, 1997, compared to $55.7 million in the year ended December 31, 1996. The average interest rate we charged on this portfolio increased to 24.8% for the year ended December 31, 1997, compared to 23.1% for the year ended December 31, 1996.

        Small Loan Portfolio interest income in the year ended December 31, 1997 increased to $13.1 million from $9.7 million in the year ended December 31, 1996. The increase was primarily attributable to an increase in the portfolio which averaged $51.5 million in the year ended December 31, 1997, compared to $38.8 million in the year ended December 31, 1996. A portion of the increase in the portfolio also related to the introduction of the Efectiva Card in May 1997. The average interest rate we charged on this portfolio was 25.4% for the year ended December 31, 1997, compared to 24.9% for the year ended December 31, 1996.

        Interest income on the Automobile Finance Portfolio in the year ended December 31, 1997 decreased to $1.4 million from $1.5 million in the year ended December 31, 1996. This decrease was due to a decrease in interest recognized on this portfolio as a result of utilizing the rule of 78's method. On May 30, 1997, Banner ceased the sale of used automobiles and, therefore, we are not financing used automobile sales.

        Other interest income in the year ended December 31, 1997 increased to $5.0 million from $1.7 million in the year ended December 31, 1996, an increase of $3.3 million. Of this increase, $1.6 million was attributed to an increase in interest income earned on our Independent Retail Finance Portfolio, $0.4 million was attributed to an increase in interest income earned on our Travel Finance Portfolio, and $1.3 million was attributed to an increase in interest income earned on the Premium Finance Portfolio.

        Revenues earned on the sales of travel services increased to $8.7 million for the year ended December 31, 1997 compared to $2.4 million for the year ended December 31, 1996, an increase of $6.3 million. This increase was primarily attributable to the 80 travel locations we acquired during the period from May 1996 through December 1996.

        Other income for the year ended December 31, 1997 increased to $11.9 million from $7.2 million in the year ended December 31, 1996, an increase of $4.7 million. Other income primarily includes administrative fees earned on our Small Loan Portfolio, ATM membership fees earned on our Efectiva Card, late and extension charge income, transaction fees charged on consumer product installment contracts and income earned on the sale of insurance products. Other income in the year ended December 31, 1997 includes a decrease of $0.3 million in administrative fee income earned on small loans, an increase of $0.7 million in ATM membership fees, a $0.4 million increase in late and extension charges, and an increase of $3.5 million in insurance product revenues and $0.4 million increase in miscellaneous income.

        Operating expenses in the year ended December 31, 1997 increased to $27.2 million from $12.7 million in the year ended December 31, 1996, an increase of $14.5 million. Of this increase, $6.1 million is attributable to operating costs and expenses incurred in connection with the sale of airline tickets and $2.3 million incurred in connection with the sale of auto insurance, which business commenced in July 1996. This increase also includes $0.8 million in expenses incurred in the introduction of the Efectiva

Card, $0.4 million in costs associated with our proposed offering of trust preferred securities (which has been withdrawn), $0.3 million of expenses to modify computer software for compliance with the year 2000 and $0.2 million in start up costs for the income tax service company. The remaining increase of $4.4 million was primarily due to the expansion of the small loan business and unaffiliated retailer business, including an increase in the number of employees and related payroll expenses.

        The provision for credit losses in the year ended December 31, 1997 increased to $12.3 million from $9.1 million in the year ended December 31, 1996, an increase of $3.2 million or 35.0%. This increase was primarily due to a $1.8 million provision which we provided in connection with our decision to phase out of our relationship with approximately 100 small retailers, a $1.6 million increase in the provision for the Small Loan Portfolio as a result of increased receivables in the portfolio and increased delinquencies and a $0.7 million provision for the Premium Finance Portfolio which business commenced in late 1996. The above increases were offset by a decrease in the provision for the Consumer Product Portfolio as a result of a decline in this portfolio and repurchase of $5.8 million of delinquent receivables by Banner in 1997.

        Interest expense in the year ended December 31, 1997 increased to $5.3 million from $4.7 million in the year ended December 31, 1996. This increase was due to an increase in the amounts borrowed under the lines of credit which averaged $64.1 million in the year ended December 31, 1997, compared to $58.7 million in the year ended December 31, 1996.

        As a result of the foregoing factors, net income in the year ended December 31, 1997 decreased to $4.4 million from $5.9 million in the year ended December 31, 1996, a decrease of $1.5 million or 25.3%.

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

        Small Loan Portfolio interest income in the year ended December 31, 1996 increased to $9.7 million from $5.1 million in the year ended December 31, 1995, an increase of $4.6 million or 90.1%. Substantially all of this increase was attributable to an increase in the size of the Small Loan Portfolio, which averaged $38.8 million in the year ended December 31, 1996 compared to $20.2 million in the year ended December 31, 1995. For the year ended December 31, 1996, we earned an average interest rate of 24.9% compared to 25.2% in the year ended December 31, 1995. We currently charge the maximum interest rate permitted under California law on our small loans.

        Automobile Finance Portfolio interest income in the year ended December 31, 1996 increased to $1.5 million from $0.2 million in the year ended December 31, 1995, an increase of $1.3 million. Substantially all of this increase was attributable to an increase in the size of the Automobile Finance Portfolio, which averaged $7.2 million in the year ended December 31, 1996 compared to $1.1 million in the year ended December 31, 1995. We began our business of financing automobiles in July 1995.

        Other interest income in the year ended December 31, 1996 increased to $1.7 million from $0.2 million in the year ended December 31, 1995, an increase of $1.5 million. Of this increase, $0.8 million was attributed to an increase in interest income earned on our Travel Finance Portfolio, and $0.6 million was attributable to interest income earned on our financing of installment receivables generated from the sale of consumer products sold to customers of independent retailers. We began this business in early 1996.

        For the year ended December 31, 1996, our Travel Finance Portfolio averaged $4.9 million compared to $2.7 million in the year ended December 31, 1995. The average interest rate earned on this portfolio was 25.0% in the year ended December 31, 1996 compared to 23.7% in the year ended December 31, 1995.

        Revenues earned on the sales of travel services increased to $2.4 million in the year ended December 31, 1996 compared to $0.4 million in the year ended December 31, 1995, an increase of $2.0 million. We began our travel business in June 1995, and substantially expanded our operation through the acquisition of 25 travel locations in May and June of 1996. In December 1996, we acquired an additional 55 travel locations. However, such acquisition did not materially contribute to 1996 revenues.

        Other income for the year ended December 31, 1996 increased to $7.2 million from $2.9 million in the year ended December 31, 1995, an increase of $4.3 million or 153.3%. Other income primarily includes administrative fees earned on our Small Loan Portfolio, late and extension charge income and income earned on the sale of insurance products. For the year ended December 31, 1996, administrative fee income increased to $1.9 million compared to $1.1 million in the year ended December 31, 1995, an increase of $0.8 million. For the year ended December 31, 1996, late and extension charge income increased to $2.6 million from $1.0 million in the year ended December 31, 1995, an increase of $1.6 million. This increase was primarily attributable to the State of California increasing the late charges we may charge coupled with an increase in the size of our combined receivable portfolios. For the year ended December 31, 1996, income from the sale of credit life insurance, credit accident and health insurance, and credit property insurance increased to $2.8 million from $0.8 million in the year ended December 31, 1995, an increase of $2.0 million. This increase was primarily attributable to our beginning the sale of our insurance products on our small loan portfolio in November 1995.

        Operating expenses in the year ended December 31, 1996 increased to $12.7 million from $7.3 million in the year ended December 31, 1995, an increase of $5.4 million or 74.0%. Of this increase, $1.7 million and $0.9 million are attributable to operating costs and expenses incurred in connection with the sale of travel services, which business began in June 1995, and was expanded through acquisitions in 1996, and the beginning of our automobile insurance business. Of the remaining increase of $2.8 million, approximately $0.6 million was attributable to increased costs of selling our insurance products with substantially all of the remaining increase attributable to increased costs, including the number of employees and related payroll to accommodate the increased number of outstanding contracts associated with the expansion of our businesses.

        The provision for credit losses in the year ended December 31, 1996 increased to $9.1 million from $5.5 million in the year ended December 31, 1995, an increase of $3.6 million or 67.1%. This increase was primarily due to the growth experienced by our Small Loan Portfolio, which generated a provision of $3.3 million in the year ended December 31, 1996 compared to $1.5 million in the comparable period of 1995. The remaining increase of $1.8 million was primarily attributable to an increase of $1.1 million in the provision for credit losses on our Consumer Product Portfolio, as a result of increased write-offs and delinquencies in such portfolio, and a $0.4 million provision for credit losses provided on our Independent Retail Finance Portfolio. See "-- Financial Trends -- Credit Quality" above and "-- Delinquency Experience and Allowance for Credit Losses" above.

        Interest expense in the year ended December 31, 1996 increased to $4.7 million from $4.3 million, an increase of $0.4 million or 9.8%. This increase was primarily due to a higher level of borrowings under our prior lines of credit used to support the growth in our Small Loan Portfolio and Travel Finance Portfolio.

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

        Consumer Product Portfolio interest income in the year ended December 31, 1995 increased to $12.5 million from $11.8 million in the year ended December 31, 1994, an increase of $0.7 million or 6.1%. Of this increase, $0.8 million was attributable to an increase in the size of the Consumer Product Portfolio, which averaged $57.3 million in the year ended December 31, 1995 compared to $53.7 million in the year ended December 31, 1994. For the year ended December 31, 1995, the number of active contracts outstanding in the Consumer Product Portfolio increased to 84,600, an increase of 9.8% over the comparable period in 1994. For the year ended December 31, 1995, the average balance in such portfolio decreased to $710 from $778 in the year ended December 31, 1994, a decrease of 8.7%. The average interest rate we earned on our Consumer Product Portfolio in the year ended December 31, 1995 decreased to 21.8% from 22.0% in the year ended December 31, 1994.

        Small Loan Portfolio interest income in the year ended December 31, 1995 increased to $5.1 million from $1.1 million in the year ended December 31, 1994, an increase of $4.0 million or 382.0%. Of this increase, $2.7 million was attributable to an increase in loan demand and $1.3 million was attributable to an increase in the average interest rate we earned on the average Small Loan Portfolio. The average interest rate increased to 25.2% for the year ended December 31, 1995 from 18.7% for the year ended December 31, 1994. We currently charge the maximum interest rate permitted under California law on our small loans. The average size of the Small Loan Portfolio increased to $20.2 million in the year ended December 31, 1995 from $5.7 million in the year ended December 31, 1994, an increase of $14.6 million.

        In the year ended December 31, 1995, revenues include $0.4 million generated from the sale of travel services, which business began in June 1995, and $0.4 million of interest income earned on the Travel Finance and Automobile Finance Portfolios.

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

        The provision for credit losses in the year ended December 31, 1995 increased to $5.5 million from $3.9 million in the year ended December 31, 1994, an increase of $1.6 million or 38.9%. This increase was primarily due to the growth we experienced in our Small Loan Portfolio, which generated a provision of $1.5 million for the year ended December 31, 1995 compared to $0.6 million in the comparable period of 1994. The Travel Finance Portfolio accounted for $0.1 million of the provision for credit losses during 1995. The remaining increase was attributable to growth in our Consumer Product Portfolio and a higher provision level on this portfolio in 1995 as compared to 1994.

        Interest expense in the year ended December 31, 1995 increased to $4.3 million from $2.8 million in the year ended December 31, 1994, an increase of $1.5 million or 52.7%. This increase was primarily due to a higher level of borrowings under our prior lines of credit used to support the growth in our Consumer Product Portfolio and Small Loan Portfolio, and to a higher level of interest charged by the lenders under our respective prior lines of credit, as a result of increases in their borrowing rates.

        As a result of the foregoing factors, net income in the year ended December 31, 1995 increased to $3.1 million from $2.2 million for the year ended December 31, 1994, an increase of $0.9 million or 42.9%.

LIQUIDITY AND CAPITAL RESOURCES

        We primarily finance our operations through the cash flow generated from operations and borrowings under our lines of credit. In June 1996, we completed an initial public offering and prior to that we received periodic contributions to capital by Holdings and related entities.

        Net cash provided from operations totaled $9.6 million, $16.3 million and $9.2 million for the years ended December 31, 1997, 1996 and 1995, respectively. During these periods, the primary source of net cash provided from operations was net income before non-cash charges, principally the provision for credit losses.

        During the year ended December 31, 1997, net cash provided by investing activities was $1.4 million as we experienced a decline in our receivables. In addition, we paid down $12.0 million of bank borrowings during the year ended December 31, 1997.

        Net cash flow generated from operations was insufficient to fund our outlays for capital expenditures and the significant growth we experienced in our receivables in each of 1996 and 1995 and the acquisitions completed in 1996. Net cash used in such investing activities was $42.4 million and $31.9 million in the years ended December 31, 1996 and 1995, respectively. To fund our expenditures and support the growth in our combined receivables portfolio, we relied on capital contributions from Holdings, the proceeds from the initial public offering and bank borrowings made under our credit facilities. Prior to the initial public offering, we made a return of capital of $615,000 to Banner. Net proceeds from the initial public offering were $22.5 million during 1996. Bank borrowings provided cash of $10.1 million and $15.1 million in the years ended December 31, 1996 and 1995, respectively. Capital contributions amounted to $6.6 million in the year ended December 31, 1995.

        We require substantial capital to finance our business. Consequently, our ability to maintain our current level of operations and to expand our operations will be affected by the availability of financing and the terms thereof. Currently, we fund financing activities and operations with borrowings under the Line of Credit which expires June 12, 2000. Holdings and all of our significant domestic subsidiaries are guarantors under the Line of Credit. In addition, we have pledged substantially all of our assets, including our receivables, and the stock of all of our significant subsidiaries as collateral for the amounts we borrow under the Line of Credit. The maximum amount available under the Line of Credit is $100.0 million. However, the amount of credit available at any one time under the Line of Credit is limited to 75% of eligible contracts. Credit facilities are typically limited to a certain percentage of such eligible contracts or receivables. As of December 31, 1997, the total amount available to us under the Line of Credit was $76.0 million, of which approximately $64.1 million was outstanding, including letters of credit. We pay commitment fees to the lenders for the unused portion of the Line of Credit. These commitment fees are equal to 37.5 basis points per year times the average daily amount by which the maximum amount available under the Line of Credit exceeds the amount we have borrowed under the line.

        Interest on amounts outstanding under the Line of Credit is, at the option of Central, equal to either (a) 87.5 basis points above the higher of the prime rate Wells Fargo Bank announces or the federal funds rate plus 50 basis points or (b) 225 basis points above the interest rate per annum at which Wells Fargo Bank offers deposits in dollars to prime banks in the London Eurodollar market. The aggregate amount of indebtedness outstanding under the Line of Credit at December 31, 1997 bore interest at the rate of 8.3%. We are required to maintain interest rate hedging arrangements for at least 50% of our Senior Funded Debt (as defined in the Line of Credit). However, this percentage may be reduced by the amount (expressed as a percentage) of the ratio of any permitted fixed rate indebtedness issued by Central to the total Senior Funded Debt (as defined in the Line of Credit). We have a hedge on $40 million as of December 31, 1997. This hedging agreement is for the period July 21, 1997 through July 21, 2000 at a cost of $136,000.

        The Line of Credit restricts, among other things, our ability to (i) incur additional indebtedness, (ii) pay indebtedness prior to the date when due,
(iii) pay dividends, make certain other restricted payments or consummate certain asset sales, (iv) merge or consolidate with any other person, (v) enter into certain transactions with affiliates, (vi) incur indebtedness that is subordinate in priority and right of payment to amounts outstanding under the Line of Credit, and (vii) make future acquisitions in excess of an aggregate amount.

        The Line of Credit also contains certain restrictive covenants that require, among other things, us to maintain specific financial ratios and to satisfy certain financial tests. These include: (a) Past Due Receivables Ratio (as defined in the Line of Credit) as of the end of each month of no more than
0.08 to 1.00, (b) Credit Loss Allowance Ratio (as defined in the Line of Credit) as of the end of each month of not less than 0.05 to 1.00, (c) Interest Coverage Ratio (as defined in the Line of Credit) as of the end of each quarter of not less than 1.85 to 1.00, (d) Credit Loss/Net Chargeoff Percentage (as defined in the Line of credit) as of the end of each month of not less than the Minimum Credit Loss/Chargeoff Percentage (as defined in the Line of Credit) as of such date, (e) Leverage Ratio (as defined in the Line of Credit) as of the end of each quarter of no more than 2.00 to 1.00. We are also required to maintain a Tangible Net Worth (as defined in the Line of Credit) as of the end of each quarter of not less than $50 million, plus an amount equal to 75% of Net Income (as defined in the Line of Credit) earned in each quarter (with no deduction for a net loss in a quarter), plus an amount equal to 75% of the aggregate increases in stockholders' equity as a result of the sale of our capital stock. The breach of any of these covenants or other terms of the Line of Credit could result in a default under the Line of Credit, in which event the lenders could seek to declare all amounts outstanding under the Line of Credit, together with accrued and unpaid interest, to be immediately due and payable. At December 31, 1997, we did not comply with certain of the financial ratios and tests. These defaults were waived by the lending group.

        In addition, our inability at any time to renew or replace our Line of Credit or other senior credit facilities on acceptable terms could have a material adverse effect on our results of operations and financial condition. See "Item 1. -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price -- Restrictions Imposed by the Line of Credit," and "-- Need for Senior Credit Facility."

        In February 1998, we entered into a definitive agreement to acquire Mission Savings and Loan Association, a federally chartered savings association based in Riverside, California (the "Bank"). The cost of the acquisition will equal 1.47 times the Bank's adjusted stockholders' equity at the end of the month immediately prior to the date of acquisition. This amount is currently estimated to be approximately $4.7 million. The acquisition is subject to, among other things, the approval of the OTS and the approval of the shareholders of the Bank. At December 31, 1997, the Bank had approximately $49.2 million in total assets and $3.3 million in total stockholders' equity. The Bank had net income of $0.3 million during 1997. We expect to have sufficient cash on hand or available under our Line of Credit to consummate the acquisition.

RECENT ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards Number 128 (Earnings per Share) ("SFAS 128"), Statement of Financial Accounting Standards Number 130 (Reporting Comprehensive Income) ("SFAS 130") and Statement of Financial Accounting Standards Number 131 (Disclosures About Segments of an Enterprise and Related Information) ("SFAS 131"). We have adopted SFAS 128, for the year ended December 31, 1997. The adoption of SFAS 128, did not have a material effect on our financial position or our results of operations in 1997. We will adopt SFAS 130 and SFAS 131 in 1998 and believe the adoption of those statements will not have a material effect on our financial position or our results of operations.

IMPACT OF THE YEAR 2000 ISSUE

        The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Our computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions or engage in similar normal business activities.

        We have engaged an outside consulting firm to convert our computer systems to be year 2000 compliant so that they will recognize the difference between dates using "99" and "00" as one year instead of negative 99 years. Testing and conversion of system applications is expected to cost $300,000 and is expected to be completed by December 31, 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" for our financial statements, and the notes thereto, and the financial statement schedules filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Previously reported in our Report on Form 8-K, including all amendments thereto, filed with the SEC on October 17, 1996.

                                    PART III

   The Securities and Exchange Commission (the "SEC") allows us to "incorporate by reference" the information we file with them, which means that we can disclose important information to you by referring you to those documents. The information incorporated by reference is considered to be part of this Annual Report. We incorporate by reference in Items 10 to 13 below certain sections of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1997.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

   We incorporate by reference in this Annual Report the information required by this Item 10 contained in the sections entitled "Discussion of Proposals Recommended by the Board -- Proposal 1: Elect Four Directors -- Nominees," "Information About Directors and Executive Officers," and "Information About CFAC Common Stock Ownership -- Did Directors, Executive Officers and Greater-Than-10% Stockholders Comply With Section 16(a) Beneficial Ownership Reporting in 1997?" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

   We incorporate by reference in this Annual Report the information required by this Item 11 contained in the sections entitled "Information About Directors and Executive Officers" and "Information About CFAC Common Stock Ownership -- Compensation Committee Interlocks and Insider Participation" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   We incorporate by reference in this Annual Report the information required by this Item 12 contained in the section entitled "Information About CFAC Common Stock Ownership" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   We incorporate herein by reference in this Annual Report the information required by this Item 13 contained in the section entitled "Information About Directors and Executive Officers -- Certain Relationships and Related Transactions" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1997.

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


        EXHIBIT NO.                    DESCRIPTION
        -----------                    -----------
           2.1*       Reorganization Agreement between Central Financial
                      Acceptance Corporation, Banner's Central Electric, Inc.
                      and Banner Holdings, Inc. dated as of June 24, 1996.

           2.2**** Agreement and Plan of Reorganization by and between Central Financial Acceptance Corporation and Mission
                      Savings and Loan Association, a Federal Association, dated as of February 11, 1998.

           3.1*       Certificate of Incorporation of Central Financial
                      Acceptance Corporation.

           3.2*       By-laws of Central Financial Acceptance Corporation.

           10.1+      1996 Stock Option Plan, as amended.

           10.2*+     Indemnification Agreement between Central Financial
                      Acceptance Corporation and certain directors and officers of the Company.

           10.3*+     Employment Agreement between Central Financial Acceptance
                      Corporation and Gary M. Cypres dated as of June 24, 1996.

           10.4*      Financing Agreement between Central Installment Credit
                      Corporation, Banner's Central Electric, Inc., Central Ram,
                      Inc. and Banner Holdings, Inc. dated as of June 24, 1996.

           10.5       Option Agreement between Central Financial Acceptance
                      Corporation, Banner's Central Electric, Inc. and Banner
                      Holdings, Inc. dated as of June 24, 1996.

           10.6       Operating Agreement between Central Financial Acceptance
                      Corporation, Banner's Central Electric, Inc. and Banner
                      Holdings, Inc. dated as of June 24, 1996.

        EXHIBIT NO.                    DESCRIPTION
        -----------                    -----------
           10.7       Tax Sharing Agreement between Central Financial Acceptance
                      Corporation, Banner's Central Electric, Inc. and Banner
                      Holdings, Inc. dated as of June 24, 1996.

           10.8       Indemnification Agreement between Central Financial
                      Acceptance Corporation, Banner's Central Electric, Inc.
                      and Banner Holdings, Inc. dated as of June 24, 1996.

           10.9       Indemnification Agreement dated June 24, 1996 between
                      Central Financial Acceptance Corporation and Banner
                      Holdings, Inc.

           10.10      Reserved.

           10.11      Reserved.

           10.12+     Central Financial Acceptance Corporation Supplemental
                      Executive Retirement Plan dated as of June 24, 1996.

           10.13+     Central Financial Acceptance Corporation Executive
                      Deferred Salary and Bonus Plan dated as of June 24 , 1996.

           10.14      Reserved.

           10.15      Reserved.

           10.16      Reserved.

           10.17      Reserved.

           10.18      Reserved.

           10.19      Reserved.

           10.20      Reserved.

           10.21      Reserved.

           10.22*+    Adoption Agreement for the Qualified Benefits, Inc.
                      Regional Prototype Non-Standardized Profit Sharing Plan and Trust effective as of November 1, 1989.

           10.23      Reserved.

           10.24      Reserved.

           10.25      Reserved.

           10.26**+   Employment Agreement between Central Financial Acceptance
                      Corporation and Anthony Fortunato dated October 25, 1996.

           10.27**+   Employment Agreement between Central Financial Acceptance
                      Corporation and Gerard T. McMahon dated August 30, 1996.

        EXHIBIT NO.                    DESCRIPTION
        -----------                    -----------
           10.28      Reserved.

           10.29**    Agreement to Transfer Business Operations among Banner's
                      Central Electric, Inc., Central Consumer Finance Company,
                      Central Financial Acceptance Corporation and Central Auto
                      Sales, Inc. dated as of July 31, 1996.

           10.30      Reserved.

           10.31**    Amendment One to Financing Agreement between Central
                      Installment Credit Corporation, Banner's Central Electric,
                      Inc., Central Ram, Inc. and Banner Holdings, Inc., dated as of July 1, 1996.

           10.32      Reserved.

           10.33      Reserved.

           10.34*** Revolving Loan Agreement, dated as of June 13, 1997, by and among the Company, each Lender who is named therein or who may thereafter become a party to the Revolving Loan
                      Agreement and Wells Fargo Bank, National Association, as
                      Agent and Arranger and Notes executed by the Company with each of the Lenders.

           10.35*** Security Agreement, dated as of June 13, 1997, by and among the Company and each of the Persons listed on the signature pages thereto, together with other Persons who may become a party thereto, jointly and severally in favor of Wells Fargo Bank, National Association, as Agent.

           10.36*** Pledge Agreement, dated as of June 13, 1997, by and among Banner Holdings, Inc., Banner's Central Electric, Inc. the
                      Company and each of the Persons listed on the signature pages thereto, together with other Persons who may become a party thereto, jointly and severally in favor of Wells
                      Fargo Bank, National Association as Agent under the
                      Revolving Loan Agreement, and in favor of each of the Lenders named therein.

           10.37***   Trademark Collateral Assignment, dated as of June 13,
                      1997, by Banner Holdings, Inc. each of the Persons listed on the signature pages thereto, together with other
                      Persons who may become a party thereto, jointly and severally in favor of Wells Fargo Bank, National
                      Association, as Agent for the benefit of the Lenders that are or become a party to the Revolving Loan Agreement.

           10.38*** Subsidiary Guaranty, dated as of June 13, 1997, by each of the Persons listed on the signature pages thereto, together with each other Person who may become a party thereto, jointly and severally in favor of Wells Fargo
                      Bank, National Association, as Agent for the benefit of the Lenders that are a party to the Revolving Loan
                      Agreement.

           10.39      Amendment No. 1 to Revolving Loan Agreement, dated as of
                      November 17, 1997, by and among the Company, the Lenders party thereto and Wells Fargo Bank, National Association, as Agent.


           10.40      Amendment No. 2 to Revolving Loan Agreement, dated as of
                      March 26, 1998, by and among the Company, the Lenders party thereto and Wells Fargo Bank, National Association as Agent.

        EXHIBIT NO.                    DESCRIPTION
        -----------                    -----------
           21         Subsidiaries of the Registrant.

           27         Financial Data Schedule.


---------------


           * Incorporated by reference to exhibits filed with the SEC in the Company's Registration Statement on Form S-1 (Registration No. 333-3790).

           ** Incorporated by reference to exhibits filed with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

           *** Incorporated by reference to exhibits filed with the SEC in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

           **** Incorporated by reference to the exhibit filed with the SEC on February 24, 1998 in the Company's Report on form 8-K.

           + Management contract or compensatory plan or arrangement required to be filed as an exhibit.

           (B) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fourth quarter of 1997.

           (C) EXHIBITS. Reference is made to the Exhibit Index and exhibits filed as a part of this report.

           (D)        ADDITIONAL FINANCIAL STATEMENTS. Not applicable.

                                                  GLOSSARY

        Set forth below are definitions of some of the terms used in this Annual Report on Form 10-K.



"ARC"                                  Airline Reporting Corporation.

"Automobile Finance Portfolio"         The Company's portfolio of automobile
                                       finance contracts.

"Bank"                                 Mission Savings and Loan Association, a
                                       Federal Association.

"Banner"                               Banner's Central Electric, Inc., an
                                       affiliate of the Company.

"Code"                                 Internal Revenue Code of 1986, as
                                       amended.

"Company"                              Central Financial Acceptance Corporation
                                       and its subsidiaries.

"Consumer                              Product Portfolio" The Company's
                                       portfolio of consumer product contracts
                                       from sales by Banner.

"CRA"                                  Community Reinvestment Act.

"EGRPRA"                               Economic Growth and Paperwork Reduction
                                       Act of 1996.

"Exchange Act"                         Securities Exchange Act of 1934, as
                                       amended.

"FDIC"                                 Federal Deposit Insurance Corporation.

"FDICIA"                               Federal Deposit Insurance Corporation
                                       Improvement Act of 1991.

"FHLB"                                 Federal Home Loan Bank.

"HOLA"                                 Home Owners' Loan Act, as amended.

"Holdings"                             Banner Holdings, Inc., the sole
                                       shareholder of Banner.

"IndependentRetail Finance Portfolio"  The Company's portfolio of consumer finance contracts from sales by
                                       independent retailers.

"Line of Credit"                       Revolving loan agreement by and among the
                                       Company and Wells Fargo Bank, N.A., as
                                       agent, and several banks.

"OTS"                                  Office of Thrift Supervision.

"Premium Finance Portfolio"            The Company's portfolio of insurance
                                       premium finance contracts.

"QTL"                                  Qualified thrift lender.

"SAIF"                                 Savings Association Insurance Fund.

"SEC"                                  The Securities and Exchange Commission.

"Securities Act"                       Securities Act of 1933, as amended.

"Small Loan Portfolio"                 The Company's portfolio of loan
                                       contracts.

"Travel Finance Portfolio"             The Company's portfolio of travel finance
                                       contracts.

"Unruh Act"                            California Retail Installment Sales Act.

"West Coast"                           West Coast Private Equity Partners, L.P.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March 1998.

                                CENTRAL FINANCIAL ACCEPTANCE CORPORATION


                                By:    /s/ Gary M. Cypres
                                         Gary M. Cypres
                                Chairman of the Board of Directors, Chief
                                Executive Officer, President and Chief
                                Financial Officer



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE                           TITLE                                DATE
        ---------                           -----                                ----
/s/ Gary M. Cypres             Chairman of the Board of Directors,          March 31, 1998
----------------------------   Chief Executive Officer, President
          Gary M. Cypres           and Chief Financial Officer
                                  (Principal Executive Officer
                                and Principal Financial Officer)


/s/ Salvatore J. Caltagirone                Director                        March 31, 1998
----------------------------
     Salvatore J. Caltagirone


/s/ Jose de Jesus Legaspi                   Director                        March 31, 1998
----------------------------
       Jose de Jesus Legaspi


/s/ Wlliam Sweet                            Director                        March 31, 1998
----------------------------
           William Sweet

/s/ Neal E. Gower                 Principal Accounting Officer              March 31, 1998
----------------------------
           Neal E. Gower

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                   PAGE
Report of Independent Public Accountants .....................................      F-2
Report of Independent Public Accountants .....................................      F-3
CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheets at December 31, 1997 and 1996 ..................      F-4
  Consolidated Statements of Income for the Years Ended December 31, 1997,
     1996 and 1995 ...........................................................      F-5
  Consolidated Statements of Stockholders' Equity for the Years Ended
     December 31, 1997, 1996 and 1995 ........................................      F-6
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
     1996 and 1995 ...........................................................      F-7
  Notes to Consolidated Financial Statements .................................      F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Central Financial Acceptance
Corporation:

We have audited the accompanying consolidated balance sheets of Central Financial Acceptance Corporation, a Delaware corporation, and subsidiaries, (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                            /s/ Arthur Andersen LLP

Los Angeles
March 20, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
  Central Financial Acceptance Corporation
Los Angeles, California:

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Central Financial Acceptance Corporation and subsidiaries (the "Company," see Note 1, Basis of Presentation) for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Central Financial Acceptance Corporation and subsidiaries for the year ended December 31, 1995 in conformity with generally accepted accounting principles.




/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP


Los Angeles, California
April 12, 1996 (June 12, 1996 as to the effects of the reorganization described in Note 1)

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                           DECEMBER 31,
                                                                     1997              1996
                                                                 ------------      ------------
A S S E T S
  Cash ....................................................      $  4,794,000      $  5,848,000
  Restricted cash .........................................           930,000                 0
  Finance receivables, net ................................       102,498,000       119,074,000
  Prepaid expenses and other current assets ...............         2,865,000         3,962,000
  Note receivable from affiliate ..........................         4,992,000           787,000
  Deferred income taxes ...................................         3,845,000         3,536,000
  Income taxes receivable .................................           786,000                 0
  Property and equipment, net .............................         5,880,000         3,425,000
  Intangible assets, net ..................................         8,559,000         8,725,000
                                                                 ------------      ------------
        TOTAL .............................................      $135,149,000      $145,357,000
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes payable ...........................................      $ 62,000,000      $ 74,024,000
  Accrued expenses and other current liabilities ..........         6,556,000         8,178,000
  Income taxes payable ....................................                 0           952,000
  Long-term debt ..........................................           850,000           850,000
                                                                 ------------      ------------
            Total liabilities .............................        69,406,000        84,004,000
                                                                 ------------      ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 5,000,000
       shares authorized; no shares outstanding ...........                 0                 0
    Common stock, $.01 par value, 20,000,000 shares
       authorized; 7,277,000  shares issued and outstanding            73,000            73,000
    Paid-in capital .......................................        47,903,000        47,903,000
    Retained earnings .....................................        17,767,000        13,377,000
                                                                 ------------      ------------
        Total stockholders' equity ........................        65,743,000        61,353,000
                                                                 ------------      ------------
        TOTAL .............................................      $135,149,000      $145,357,000
                                                                 ============      ============


       The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                        YEARS ENDED DECEMBER 31,
                                                            -------------------------------------------------
                                                                1997              1996               1995
                                                            ------------      ------------       ------------
REVENUES:
    Interest income
    Consumer product portfolio .......................      $ 10,822,000      $ 12,850,000       $ 12,508,000
    Small loan portfolio .............................        13,056,000         9,686,000          5,095,000
    Automobile finance portfolio .....................         1,434,000         1,548,000            240,000
    Other ............................................         5,001,000         1,691,000            176,000
                                                            ------------      ------------       ------------
      Total interest income ..........................        30,313,000        25,775,000         18,019,000


    Travel services, net .............................         8,716,000         2,449,000            371,000
    Transaction fees from affiliate ..................         1,127,000           965,000            916,000
     Other income ....................................        11,884,000         7,238,000          2,857,000
                                                            ------------      ------------       ------------

      Total revenues .................................        52,040,000        36,427,000         22,163,000
                                                            ------------      ------------       ------------
COSTS AND EXPENSES:
    Operating expenses ...............................        27,217,000        12,676,000          7,288,000
    Provision for credit losses ......................        12,296,000         9,105,000          5,449,000
    Interest expense .................................         5,314,000         4,697,000          4,278,000
                                                            ------------      ------------       ------------
       Total costs and expenses ......................        44,827,000        26,478,000         17,015,000
                                                            ------------      ------------       ------------
Income before taxes and discontinued operations ......         7,213,000         9,949,000          5,148,000
Income tax expense ...................................         2,823,000         3,979,000          2,079,000
                                                            ------------      ------------       ------------
Income from continuing operations ....................         4,390,000         5,970,000          3,069,000
Discontinued operations net income (loss) ............                 0           (91,000)            50,000
                                                            ------------      ------------       ------------
Net income ...........................................      $  4,390,000      $  5,879,000       $  3,119,000
                                                            ============      ============       ============


PER SHARE DATA: (NOTE 3)

Basic earnings per share from continuing operations ..      $       0.60      $       0.96       $       0.60
Basic earnings (loss) per share
  from discontinued operations........................                 0             (0.01)              0.01
                                                            ------------      ------------       ------------

Basic earnings per share .............................      $       0.60      $       0.95       $       0.61
Diluted earnings per share continuing
  operations .........................................      $       0.60      $       0.96       $       0.60
Diluted earnings (loss) per share discontinued
  operations .........................................                 0             (0.01)              0.01
                                                            ------------      ------------       ------------
Diluted earnings per share ...........................      $       0.60      $       0.95       $       0.61
Weighted average common shares outstanding ...........         7,277,000         6,213,500          5,150,000
Supplementary basic earnings per share (unaudited) ...                --      $       0.88       $       0.58
Supplementary weighted average number of common
  shares outstanding (unaudited) .....................                --         7,277,000          7,277,000


       The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                  COMMON                     PAID-IN         RETAINED
                                                   STOCK                     CAPITAL         EARNINGS           TOTAL
                                         ---------------------------       -----------      -----------      -----------
                                          SHARES           AMOUNT
                                         ---------       -----------
Balance, January 1, 1995 ........        5,150,000       $    52,000       $19,520,000      $ 4,379,000      $23,951,000
Net income ......................                                                             3,119,000        3,119,000
Capital contribution ............                                            6,562,000                         6,562,000
                                         ---------       -----------       -----------      -----------      -----------
Balance, December 31, 1995 ......        5,150,000            52,000        26,082,000        7,498,000       33,632,000
Net income ......................                                                             5,879,000        5,879,000
Capital withdrawal ..............                                             (615,000)                         (615,000)
Net proceeds from public offering        2,127,000            21,000        22,436,000                        22,457,000
                                         ---------       -----------       -----------      -----------      -----------
Balance, December 31, 1996 ......        7,277,000            73,000        47,903,000       13,377,000       61,353,000
Net income ......................                                                             4,390,000        4,390,000
                                         ---------       -----------       -----------      -----------      -----------
Balance, December 31, 1997 ......        7,277,000       $    73,000       $47,903,000      $17,767,000      $65,743,000
                                         =========       ===========       ===========      ===========      ===========


        The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               YEARS ENDED DECEMBER 31,
                                                                   --------------------------------------------------
                                                                       1997              1996               1995
                                                                   ------------       ------------       ------------
CASH FLOWS FROM
   OPERATING ACTIVITIES:
   Net income ...............................................      $  4,390,000       $  5,879,000       $  3,119,000
 Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization .........................           631,000            224,000            386,000
      Provision for credit losses ...........................        12,296,000          9,105,000          5,449,000
      Deferred income taxes .................................          (309,000)        (1,229,000)          (663,000)
      Note receivable from affiliate ........................        (4,205,000)          (787,000)                 0
Changes in assets and liabilities:
      Prepaid expenses and other current assets .............           311,000         (3,762,000)          (166,000)
      Restricted cash .......................................          (930,000)                 0                  0
        Net assets of discontinued operations ...............                 0          1,033,000         (1,033,000)
      Accrued expenses and other current liabilities ........        (2,574,000)         5,849,000          2,135,000
                                                                   ------------        -----------       ------------
       Net cash provided by operating activities ............         9,610,000         16,312,000          9,227,000
                                                                   ------------        -----------       ------------



CASH FLOWS FROM INVESTING ACTIVITIES:
      Installment contracts (originated and acquired)
        collected, net ......................................         4,280,000        (33,505,000)       (29,795,000)
      Capital expenditures ..................................        (2,770,000)        (1,492,000)        (2,124,000)
      Acquisitions ..........................................          (150,000)        (7,423,000)                 0
                                                                   ------------       ------------       ------------
          Net cash provided by (used in) investing activities         1,360,000        (42,420,000)       (31,919,000)
                                                                   ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Capital contribution (withdrawal) .....................                 0           (615,000)         6,562,000
      Net proceeds from public offering .....................                 0         22,457,000                  0
      Proceeds from long-term debt ..........................                 0                  0            850,000
      Net proceeds from (repayment) of notes payable ........       (12,024,000)        10,057,000         15,122,000
                                                                   ------------       ------------       ------------
        Net cash provided by (used in) financing activities .       (12,024,000)        31,899,000         22,534,000
                                                                   ------------       ------------       ------------

NET (DECREASE) INCREASE IN CASH .............................        (1,054,000)         5,791,000           (158,000)
CASH, BEGINNING OF YEAR .....................................         5,848,000             57,000            215,000
                                                                   ------------       ------------       ------------
CASH, END OF YEAR ...........................................      $  4,794,000       $  5,848,000       $     57,000
                                                                   ============       ============       ============

CASH PAID DURING THE YEAR FOR:
       INTEREST .............................................      $  5,375,000       $  4,531,000       $  4,250,000

       INCOME TAXES .........................................      $  4,870,000       $  5,909,000       $  1,675,000


        The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND NATURE OF OPERATIONS

        Basis of Presentation - Central Financial Acceptance Corporation ("CFAC") was formed in April 1996 and was a wholly owned subsidiary of Banner's Central Electric, Inc ("Banner"). Banner's Central Electric, Inc. is wholly owned by Banner Holdings, Inc. ("Holdings") and is a consumer products retailer that provides its customers with financing for the merchandise it sells. On June 24, 1996, CFAC, Banner and Holdings entered into an agreement (the "Reorganization Agreement") whereby Holdings contributed to Banner its investments in certain wholly owned subsidiaries, along with the subsidiaries' operations, (the "Holding Subsidiaries") and Banner contributed to CFAC its investments in the Holdings Subsidiaries and the finance portion of its consumer products business, and cash in such amount so as to leave CFAC with $500,000 of cash on hand. Pursuant to the Reorganization Agreement, the intercompany accounts between CFAC, Banner and Holdings that arose as a result of the Reorganization Agreement and from other transactions, except with respect to income taxes, were forgiven and reclassified as stockholder's equity.

        In addition to the Reorganization Agreement, CFAC, Banner and Holdings entered into certain agreements for the purpose of defining the ongoing relationships among them (see Note 11). The transactions and agreements entered into pursuant to the Reorganization Agreement are referred to herein as the "Reorganization." Management of CFAC believes that such agreements provide for reasonable allocations of costs between the parties.

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

        Nature of Operations --The Company (i) purchases and services consumer finance receivables generated by the Company's customers for purchases of high quality brand name consumer products, appliances and furniture sold by Banner, and by independent retailers; (ii) provides small loans to its customers; (iii) originates and services consumer finance receivables generated by the Company's customers for purchases of airline tickets sold by the Company; (iv) provides insurance products and insurance premium financing to its customers; and (v) provides financing for purchases of used automobiles sold by Banner through May 30, 1997. The majority of the Company's business is focused in Southern California, and the Company experiences the highest demand for its financial products and services between October and December.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

        Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of Central Financial Acceptance Corporation and its wholly owned subsidiaries, Central Installment Credit Corporation, Central Consumer Finance Company, Inc., Centravel, Inc., CFAC Accident and Health Reinsurance Ltd., Central Check Cashing, Inc., Central Income Tax Services, Inc., Central Financial Acceptance/Insurance Agency ,Central Premium Finance Company and BCE Properties I, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

        Finance Receivables -- CFAC's finance receivables include installment contracts that are purchased from Banner (referred to herein as the "Consumer Product Portfolio"), receivables that arise from unsecured, small loans (referred to herein as the "Small Loan Portfolio"), installment contracts that are originated when customers buy used cars and travel tickets (referred to herein as the "Automobile Finance Portfolio" and the "Travel Finance Portfolio," respectively), and installment contracts purchased from unaffiliated third party retailers that sell products or services and receivables that arise from automobile insurance premium contracts (referred to herein as the "Other Portfolio.") Add-on interest of 11% to 13% per annum is included in the face amount of the finance receivables (except for a portion of the small loan portfolio of $34,279,000) together with administrative fees that are charged on certain small loan contracts. The annual percentage rate varies depending on the length of the contract and the amount of administrative fees. The contracts provide for scheduled monthly payments and mature

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES generally from 1 to 24 months in the Consumer Product Finance Portfolio and Other Portfolio, from 1 to 12 months in the Small Loan and Travel Finance Portfolios, and from 36 to 42 months in the Automobile Finance Portfolio.
A portion of the Small Loan Portfolio has an open ended maturity date.

        Certain direct loan origination costs are capitalized and recognized into expense over the life of the related loan using a method that approximates the interest method.

        The Company provides an allowance for credit losses in the Consumer Product and Travel Finance Portfolios at the time that the contract is purchased or the retail sale is made. The allowance for credit losses in the Small Loan Portfolio and independent retailers is provided for following the origination of the loans over the period that the events giving rise to the credit losses are estimated to occur. The Company's portfolios comprise smaller-balance, homogeneous loans that are evaluated collectively to determine an appropriate allowance for credit losses. The allowance for credit losses is maintained at a level considered adequate by management to cover losses in the existing portfolios. Collection of past due accounts is pursued by the Company, and when the characteristics of an individual account indicates that collection is unlikely, the account is charged off and turned over to a collection agency. Accounts are generally charged off when they are between 91 and 150 days past due.

        Allowance for credit losses is increased by charges to income and decreased by chargeoffs, net of recoveries. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay and current economic conditions. The Company's customers are typically between the ages of 21 and 45 and earn less than $25,000 per year, have little or no savings and limited short-term employment histories. In addition, the Company's customers typically have no prior credit histories and are unable to secure credit from traditional lending sources. The Company makes its credit decisions primarily on its assessment of a customer's ability to repay the obligation. In making a credit decision, in addition to the size of the obligation, the Company generally considers a customer's income level, type and length of employment, stability of residence, personal references and prior credit history with the Company. As a result, the Company is more susceptible to the risk that its customers will not satisfy their repayment obligations than are less specialized consumer companies or consumer finance companies that have more stringent underwriting criteria. Because the Company relies on the creditworthiness of its customers for repayment and does not rely on collateral securing the debt, the Company experiences actual rates of losses higher than lenders who have collateral which they can repossess in the event of a borrower's default.

        The Company calculates its provision for credit losses based on changes in the present value of expected future cash flows of its loans discounted at the loan's effective interest rate in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by FASB Statement No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures."

        The Company did not record any investment in impaired loans in 1997 and 1996. The amount of recoveries on impaired loans are recognized as a reduction of provision for credit losses on the cash basis of accounting at the time the payment is received. Recoveries for the years ended December 31, 1997 and December 31, 1996, amounted to $896,000 and $903,000, respectively.

        Deferred insurance revenue arises from the deferral of the recognition of revenue from certain credit insurance contracts. Insurance premium revenue is recognized over the life of the related contract using a method that approximates the interest method.

        Property and Equipment -- Property and equipment are carried at cost. Long-lived property is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets." If the carrying amount of the asset exceeds the estimated undiscounted future cash flows to be generated by the asset, an impairment loss would be recorded to reduce the asset's carrying value to its estimated fair value. Depreciation and amortization are computed primarily using the straight-line method over the estimated lives of the assets, as follows:


             Furniture, equipment and software .... 5 to 10 years
             Leasehold improvements ............... Life of lease
             Building improvements ................ 7 to 39 years

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

        Intangible Assets-- Intangible assets primarily arose in connection with the Company's acquisition of the net assets of certain travel and automobile insurance businesses during 1996. The excess of the purchase price over the fair value of net assets acquired is being amortized using the straight-line method over 30 years. The recoverability of the intangible asset is analyzed annually based on undiscounted future cash flows. If the carrying value of the intangible asset exceeds the estimated undiscounted future cash flows, an impairment loss would be recorded to reduce the asset's carrying value to its estimated fair value.

        Income Recognition -- Interest income on the Consumer Product, Automobile Finance and Travel Finance Portfolios is deferred and recognized over the lives of the contracts using a method that approximates the interest method. Interest income on the Small Loan Portfolio and Independent Retailers is deferred and recognized using the interest method. Transaction fees on contracts purchased from a related party are deferred and recognized using the interest method. ATM membership fees are deferred and recognized using the straight line method. Commissions income and broker fee income is recognized as it is charged to the customer. Administrative fees are deferred and recognized over the estimated life of the Small Loan Portfolio using a method that approximates the interest method. Administrative fees are included in other income in the consolidated statements of income. Premiums and commissions for credit life insurance are deferred and recognized as revenue using the interest method. Premiums and commissions for credit accident and health insurance are recognized over the terms of the contracts based on the means of the straight line and interest method and are included in other income in the consolidated statements of income.

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

        Concentration of Credit Risk -- The Company places its temporary cash and cash investments with high quality financial institutions. Management monitors the financial creditworthiness of these financial institutions. At times, such investments may be in excess of insured limits.

        Fair Value of Financial Instruments -- The carrying value of the Company's finance receivables approximates their fair value due to their short term nature and generally stable rates of interest currently being charged in comparison to the rates reflected in the existing portfolios. The carrying value of the Company's notes payable approximates their fair value, as these notes represent a series of short-term notes at floating interest rates not to exceed interest of 8.75% (LIBOR) for amounts outstanding of $40 million or less. The carrying value of the Company's long-term debt approximates its fair value, as the promissory note bears interest at a floating rate. Management believes that the fair value of the Company's financial instruments approximates their carrying values as of December 31, 1997 and 1996.

        Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

        Restricted Cash -- At December 31, 1997 cash of $930,000 was held in a trust account, in accordance with statutory regulations for insurance companies. This cash balance was classified as restricted cash on the balance sheet.

        New Accounting Pronouncements -- The Company will adopt Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information" in its fiscal year ended December 31, 1998. The Company does not expect implementation of these statements to have a material affect on its financial condition or results of operations, since these pronouncements require additional disclosures only.

        Accounting for Stock Based Compensation -- The Company has elected to continue to utilize the accounting method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), under which no compensation cost has been recognized, and adopt the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As a result, SFAS 123 has no effect on the financial condition or results of operations of the Company at December 31, 1997 and 1996.

        Reclassifications -- Certain reclassifications have been made to previously reported amounts to conform to the current year presentation.

3.  EARNINGS PER SHARE

        The Company reports earnings per share according to the provisions of Statements of Financial Account Standards No 128, "Earnings per Share." The following table presents a reconciliation of basic earnings per share and diluted earnings per share. Options to purchase 425,000 shares of common stock at $12.00-$18.25, were outstanding during the second half of 1996 and during 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on December 31, 2006, were still outstanding at the end of 1997.


                                                                                  DECEMBER 31,
                                                         ---------------------------------------------------------------
                                                                     1997                               1996
                                                         ----------------------------      -----------------------------
                                                           Basic            Diluted          Basic            Diluted
                                                          Earnings          Earnings        Earnings          Earnings
                                                          Per Share        Per Share        Per Share         Per Share
                                                         -----------      -----------      -----------       -----------
Numerator- income from continuing operations ......      $ 4,390,000      $ 4,390,000      $ 5,970,000       $ 5,790,000
Numerator-discontinued operations net (loss) income                0                0          (91,000)          (91,000)
                                                         -----------      -----------      -----------       -----------
Numerator-net income ..............................      $ 4,390,000      $ 4,390,000      $ 5,879,000       $ 5,879,000
Denominator-weighted average share outstanding ....        7,277,000        7,277,000        6,213,500         6,213,500

Earnings per share from continuing operations .....      $      0.60      $      0.60      $      0.96       $      0.96
Earnings (loss) per share from discontinued
  operations ......................................             0.00             0.00            (0.01)            (0.01)
                                                         -----------      -----------      -----------       -----------
Earnings per share ................................      $      0.60      $      0.60      $      0.95       $      0.95


                                                                    DECEMBER 31,
                                                           ----------------------------
                                                                       1995
                                                           ----------------------------
                                                             Basic           Diluted
                                                            Earnings         Earnings
                                                            Per Share        Per Share
                                                           -----------      -----------
Numerator- income from continuing operations ......        $ 3,069,000      $ 3,069,000
Numerator-discontinued operations net (loss) income             50,000           50,000
                                                           -----------      -----------
Numerator-net income ..............................        $ 3,119,000      $ 3,119,000
Denominator-weighted average share outstanding ....          5,150,000        5,150,000

Earnings per share from continuing operations .....        $      0.60      $      0.60
Earnings per share from discontinued operations ...               0.01             0.01
                                                           -----------      -----------
Earnings per share ................................        $      0.61      $      0.61

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

        Supplementary net income per share is based upon 5,150,000 shares of Common Stock issued by the Company pursuant to the Reorganization and 2,127,000 shares of Common Stock sold by the Company in its initial public offering as if all such shares were outstanding as of January 1, 1995, and also gives effect to a reduction in interest expenses resulting from the reduction of indebtedness upon application of the net proceeds of the initial public offering as if it has occurred on January 1, 1995.

4.  ACQUISITIONS

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

5.  FINANCE RECEIVABLES

     Finance receivables consist of:


                                                                            DECEMBER 31,
                                                                   ------------------------------
                                                                       1997             1996
                                                                   ------------      ------------
Consumer  Product Portfolio .................................      $ 38,814,000      $ 61,848,000
Small Loan Portfolio ........................................        58,659,000        57,671,000
Automobile Finance Portfolio ................................         6,382,000        11,002,000
Travel Finance Portfolio ....................................         6,165,000         5,609,000
Other .......................................................        10,194,000         9,349,000
                                                                   ------------      ------------
                                                                    120,214,000       145,479,000

Less deferred interest ......................................         7,402,000        17,049,000
Less allowance for credit losses ............................         7,835,000         6,786,000

Less deferred administrative fees, ATM membership fees
 and insurance revenues .....................................         1,780,000         1,253,000
Less credit insurance and reserves for policyholders' benefits          699,000         1,317,000
                                                                   ------------      ------------
                                                                   $102,498,000      $119,074,000
                                                                   ============      ============

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

        Customers are required to make monthly payments on installment contracts. The aggregate gross balance of accounts with payments 31 days or more past due are:


                                            DECEMBER 31,
                                     --------------------------
                                        1997            1996
                                     ----------      ----------
CONSUMER PRODUCT PORTFOLIO:
       Past due 31- 60 days ...      $1,511,000      $2,393,000
       Past due 61 days or more         960,000       2,277,000
                                     ----------      ----------
                                     $2,471,000      $4,670,000
                                     ==========      ==========
SMALL LOAN PORTFOLIO:
       Past due 31 - 60 days ..      $1,252,000      $1,239,000
       Past due 61 days or more       3,352,000       1,615,000
                                     ----------      ----------
                                     $4,604,000      $2,854,000
                                     ==========      ==========
TRAVEL FINANCE PORTFOLIO:
       Past due 31 - 60 days ..      $  134,000      $  129,000
       Past due 61 days or more         483,000         213,000
                                     ----------      ----------
                                     $  617,000      $  342,000
                                     ==========      ==========
OTHER:
       Past due 31-60 day .....      $  574,000      $  437,000
       Past due 61 days or more         633,000         252,000
                                     ----------      ----------
                                     $1,207,000      $  689,000
                                     ==========      ==========


Note: Included in the other category is delinquencies on canceled automobile insurance premium contracts. Since we seek recovery of unearned premiums from the insurance companies, which can take up to 90 days, loans are not considered delinquent until more than 90 days past due. The amount greater than 90 days was $545,000 and $25,000 at December 31, 1997 and 1996, respectively.

The allowance for credit losses includes the following:


                                                YEARS ENDED DECEMBER 31,
                                   --------------------------------------------------
                                       1997                1996              1995
                                   ------------       ------------       ------------
Allowance for credit losses,
   Beginning of  year .......      $  6,786,000       $  4,955,000       $  3,712,000
Provision for credit losses .        12,296,000          9,105,000          5,449,000
Write-offs, net of recoveries       (11,247,000)        (7,274,000)        (4,206,000)
                                   ------------       ------------       ------------
Allowance for credit losses,
  End of  year ..............      $  7,835,000       $  6,786,000       $  4,955,000
                                   ============       ============       ============

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

6.  PROPERTY AND EQUIPMENT

        Property and equipment, net consist of:


                                                           DECEMBER 31,
                                                     ---------------------------
                                                        1997             1996
                                                     ----------       ----------
Land                                                 $1,568,000       $1,568,000
Improvements                                            103,000          507,000
Furniture, equipment and software                     4,722,000        1,548,000
                                                     ----------       ----------
                                                      6,393,000        3,623,000
Less accumulated depreciation and amortization          513,000          198,000
                                                     ----------       ----------
                                                     $5,880,000       $3,425,000
                                                     ==========       ==========


7.  INTANGIBLE ASSETS

        Intangible assets, net consist of:


                                                                  DECEMBER 31,
                                                          ---------------------------
                                                            1997             1996
                                                          ----------       ----------
Excess of purchase price over the fair value of net
   assets acquired                                        $9,235,000       $9,085,000
Less accumulated amortization                                676,000          360,000
                                                          ----------       ----------
                                                          $8,559,000       $8,725,000
                                                          ==========       ==========


8.  NOTES PAYABLE

        Notes payable consist of:


                                             DECEMBER 31,
                                     -----------------------------
                                        1997              1996
                                     -----------       -----------
Bank of America line of credit       $         0       $35,208,000
Wells Fargo line of credit            62,000,000        38,816,000
                                     -----------       -----------
                                     $62,000,000       $74,024,000
                                     ===========       ===========

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

        The Company had a line of credit agreement with Bank of America National Trust and Savings Association (the "Bank of America Line of Credit") that, as amended, provided for the issuance of notes up to $60,000,000, subject to an allowable borrowing base. The amounts outstanding under these notes bear interest at rates that are determined by the type of borrowing. Borrowings under the notes were collateralized by the Consumer Product Portfolio and Banner was a guarantor. The Bank of America Line of Credit was repaid on June 13, 1997. Borrowings under the facility bore interest at a weighted average rate of 9.13% per annum as of December 31, 1996.

        The Company had a line of credit agreement with Wells Fargo Bank National Association (the "Wells Fargo Line of Credit") that, as amended, provided for the issuance of notes up to $50,000,000, subject to an allowable borrowing base. The amounts outstanding under these notes bear interest at rates that are determined by the type of borrowing. Borrowings under the notes were collateralized by the Small Loan, Automobile Finance and Travel Finance Portfolios. The Wells Fargo Line of Credit was repaid on June 13, 1997. Borrowings under the facility bore interest at a weighted average rate of 7.89% per annum as of December 31, 1996.

        The Company entered into a credit agreement with several banks and Wells Fargo Bank National Association, as Agent, (the "Wells Fargo Line of Credit") on June 13, 1997 that provides for the issuance of notes up to $100,000,000 subject to an allowable borrowing base. The amounts outstanding under these notes bear interest at rates that are determined by the type of borrowing. Borrowings under the notes are collateralized by all receivables of the Company. The Wells Fargo Line of Credit expires on June 12, 2000. The credit facility contains certain restrictive covenants that require, among other things, the maintenance of certain financial ratios and amounts. The Company is required to maintain specific levels of tangible net worth, cash flow to interest coverage ratio and cannot exceed a specified ratio of debt to tangible net worth. Other ratios related to the performance of the Company's receivables portfolios must be maintained within limits, including maximum ratios of past due accounts to eligible contracts, net write-offs to provision and receivable growth and a minimum ratio of the allowance for credit losses to net receivables, in all cases as such terms are defined in the line of credit agreement. Borrowings under the facility bore interest at a weighted average rate of 8.3% at December 31, 1997. The Company has $2,070,000 in Letters of Credit outstanding for various purposes at December 31, 1997. The amount of unused credit under the facility was limited by the allowable borrowing base and was approximately $11,930,000 at December 31, 1997.

        The Company is required to pay a commitment fee of 0.375% per annum for unused portions of its lines of credit. These fees totaled $150,000 for the year ended December 31, 1997 and $179,000 for the year ended December 31, 1996, and are included with operating expenses in the consolidated statements of income.

        The Company was not in compliance with certain financial covenants as of December 31, 1997; however, a waiver has been received from each of the lenders in the Wells Fargo Line of Credit.

        The Company entered into a hedge agreement on $40 million to protect it from large interest rate swings. The agreement period is from July 21, 1997 through July 31, 2000, at a cost of $136,000.

9.  LONG-TERM DEBT

         Long-term debt consists of a promissory note payable to a bank that bears interest at a floating variable rate which was 8.50% at December 31, 1997. Interest is payable monthly and the principal is due July 1998. The note is secured by a deed of trust.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

10.  INCOME TAXES

        The Company has agreed to indemnify Holdings for all federal, state, and other income taxes for periods prior to July 2, 1996, when it was included as part of Holdings consolidated tax group.

        Beginning July 2, 1996, the Company and its subsidiaries have filed a consolidated federal income tax return separate from Holdings. For California and certain other states, the Company will continue to file on a combined tax basis with Holdings or on a separate company tax basis, as appropriate. The income tax provisions as presented in the accompanying consolidated financial statements are based upon the amount the Company would have paid as if it filed separate income tax returns for the entire periods presented.

The provision for income taxes from continuing operations consists of the following:


                                                     DECEMBER 31,
                               -----------------------------------------------------------
                                   1997                 1996                      1995
                               -----------           -----------               -----------
CURRENT:

  Federal                      $ 2,531,000           $ 4,127,000               $ 2,121,000
  State                            601,000             1,081,000                   621,000
                               -----------           -----------               -----------
                                 3,132,000             5,208,000                 2,742,000
                               -----------           -----------               -----------
DEFERRED:

  Federal                         (186,000)           (1,041,000)                 (521,000)
  State                           (123,000)             (188,000)                 (142,000)
                               -----------           -----------               -----------
                                  (309,000)           (1,229,000)                 (663,000)
                               -----------           -----------               -----------
Provision  for income taxes    $ 2,823,000           $ 3,979,000               $ 2,079,000
                               ===========           ===========               ===========


A reconciliation of the provision for income taxes from continuing operations to the statutory rates is as follows:


                                                                         DECEMBER 31,
                                                               ----------------------------------
                                                                1997         1996           1995
                                                               ------       ------         ------
Federal income taxes at statutory rates                         35.0%         35.0%          35.0%
State franchise taxes, net of federal benefit                    4.3           5.8            6.0
Amortization of the excess purchase price over the fair
  value of assets required                                       0.3           0.2            0.4
Other                                                           (0.5)         (1.0)          (1.0)
                                                                -----         -----          -----
                                                                39.1%         40.0%          40.4%
                                                                =====         =====          =====


The tax effects of temporary differences giving rise to the deferred income tax assets and liabilities are as follows:


                                                         DECEMBER 31,
                                                ------------------------------
                                                   1997               1996
                                                ----------          ----------
DEFERRED INCOME TAX ASSETS

Allowance for credit losses                    $3,243,300          $2,908,000
Deferred revenue                                  529,000             466,000
Other                                              73,000             162,000
                                                 --------          ----------
                                               $3,845,000          $3,536,000
                                               ==========          ==========

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

11.  RELATED PARTY TRANSACTIONS

        In connection with its formation, the Company, Banner and Holdings, entered into the Reorganization Agreement and certain other agreements (the "Financing Agreement", the "Option Agreement", and the "Operating Agreement").

        The Financing Agreement, as amended, grants the Company exclusive right to provide financing to Banner customers for a term of fifteen years from the date of the Reorganization and provides that any contracts purchased pursuant to this Agreement will be at face value less a transaction fee, which is subject to renegotiation at six month intervals. The Agreement also provides that for the years ended December 31, 1996 and 1997, up to $1.5 million of contracts purchased can be returned to Banner at amortized principal balance. The Company can terminate the Financing Agreement at any time upon one year's prior written notice to Banner. As a result of increasing delinquencies in the Consumer Products Portfolio, the Company and Banner amended the Financing Agreement, effective July 1, 1997 to permit the Company for the year ended December 31, 1997 to return to Banner an amount greater than $1.5 million . Banner repurchased $1.5 million in the year ended December 31, 1996 and $5.8 million in the year ended December 31, 1997.

        In the accompanying consolidated financial statements the transaction fee was computed based upon 1.6% of average net receivables in the Consumer Products Portfolio prior to July 2, 1996 and 2.5% thereafter. During 1997, Banner sold approximately $32 million of Consumer Products Receivables, net of $5.8 million which the Company returned pursuant to the Financing Agreement. All unpaid amounts ($4,992,000 at December 31, 1997) are due within 18 months and bear interest at the Company's borrowing rate. Interest expense charged on the amount due to Banner was $98,000 for the year ended December 31, 1997.

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

        The Operating Agreement provides, among other things, that Banner, Holdings or their affiliates are obligated to provide to the Company, and the Company is obligated to utilize, certain services, including accounting, management information systems and employee benefits. If such services involve an allocation of expenses, such allocation shall be made on a reasonable basis. To the extent that such services directly relate to the finance portion of the consumer products business contributed by Banner to the Company, or to the extent that other costs are incurred by Banner, Holdings or their affiliates that directly relate to the Company, the Company is obligated to pay Banner, Holdings or their affiliates; actual cost of providing such services or incurring such costs. Employee benefit expenses are allocated to the Company based on the ratio of actual payroll expenses of employees in the consumer products business contributed by Banner to the Company compared to total actual payroll expenses of Banner before such allocation. Accounting expenses are allocated 50% to the Company. The operating costs of Banner's management information systems function are allocated initially 50% to the Company for a period of five years, subject to adjustment from time to time to reflect changing costs and usage. Except for management information systems services, the Operating Agreement continues until terminated by either the Company, Holdings or Banner upon one year's prior written notice. Termination may be made on a service-by-service basis or in total. Such allocated expenses totaled $1,618,000, $1,338,000, and $1,000,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

        In August 1996, following CFAC's initial public offering, CFAC, Central Auto Sales, Inc., Central Consumer Finance Company and Banner entered into an Agreement to Transfer Business Operations (the"Automobile Financing Agreement"), under which CFAC sold its used car sales business to Banner for approximately its net book value, or $865,000. Under the provisions of the Automobile Financing Agreement, Banner will operate the used car sales business while the Company will have the exclusive right for a fifteen year period to provide financing for all cars that Banner sells or to purchase automobile finance contracts generated by Banner. In addition, all financing extended by the Company on automobiles sold by Banner will be with full recourse back to Banner in the event of default by the customer. Accordingly, Banner will not provide any dealers discount for cars sold pursuant to the Automobile Financing Agreement. On May 30, 1997, Central Auto Sales Inc. discontinued its business.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

12.   PROFIT-SHARING PLAN

        The Company participates along with other affiliated companies, in a profit-sharing plan that covers substantially all employees who meet certain age and length-of-service requirements. Annual contributions are contingent upon current and accumulated profits and are at the sole discretion of the Board of Directors. Profit-sharing expense allocated to the Company for the years ended December 31, 1997, 1996 and 1995 was $0, $27,000, and $55,000, respectively.


13.   STOCK OPTION PLAN

        In connection with its initial public offering the Company adopted the 1996 Stock Option Plan, under which 700,000 shares of authorized common stock have been reserved for issuance pursuant to terms and conditions as determined by the Board of Directors. The options have a maximum duration of ten years and are subject to certain vesting and cancellation provisions, and may not be granted at less than the market value of the Company's Common Stock on the date of grant of the option. During 1996, the Company granted options to acquire an aggregate of 425,000 shares of common stock with exercise prices ranging from $12.00 to $18.25 per share. As of December 31, 1996 no options were exercisable. As of December 31, 1997, 85,000 shares were exercisable and had a weighted average exercise price of $14.40. In 1997, no options were granted, exercised or forfeited.

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


                                          1997               1996
                                     -------------       -------------
Net Income........ As Reported       $   4,390,000       $   5,879,000
                   Pro Forma         $   4,007,000       $   5,496,000

Basic EPS......... As Reported       $        0.60       $        0.95
                   Pro Forma         $        0.55       $        0.88


        The fair value of each option grant is estimated on the date of grant using an option pricing model with the following weighted average assumptions used for grants: dividend yield of 0.0%, expected volatility of 51.0%, risk free interest rate of 6.5% and lives of five years. The weighted average remaining contractual life is 8.5 years. The weighted average exercise price of the options was $14.40 at December 31, 1997 and 1996.

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

14.  SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

        During 1996, the Company adopted a Supplemental Executive Retirement Plan (the "SERP Plan") which will provide supplemental retirement benefits to certain key management employees. To vest in the SERP Plan, an employee must have at least ten years of service with the Company, including five years subsequent to the adoption of the plan.

        The Supplemental Executive Retirement Plan, which is unfunded, expense for the years ended December 31, 1997 and 1996, amounted to approximately $80,000 each year.

15.  COMMITMENTS AND CONTINGENCIES

        The Company is allocated 50% of the cost of various computer equipment operating leases from Banner. These leases expire at various times from 1998 through 2002. The Company's stand-alone loan and travel centers are leased under noncancelable operating leases that generally have two to five-year terms with options to renew.

        Aggregate minimum lease commitments under the location leases and one-half of the computer equipment minimum lease commitments of Banner are as follows:


         YEAR ENDED DECEMBER 31,                                    BANNER      OTHERS
         -----------------------                                  ----------   ----------
         1998 ..................................................  $  641,000   $1,243,000
         1999 ..................................................     481,000      892,000
         2000 ..................................................     413,000      475,000
         2001 ..................................................     286,000      214,000
         2002 ..................................................       4,000      149,000
         Thereafter ............................................           0       25,000
                                                                  ----------    ---------
                                                                  $1,825,000   $2,998,000
                                                                  ==========   ==========


        Aggregate rental expense for the years ended December 31, 1997, 1996 and 1995 were $2,519,000, $1,039,000, and $458,000, respectively.

        The Company has an employment agreement with the Chairman of the Board of Directors for a period of five years at a base salary of $175,000 per year with eligibility to participate in the Company's executive compensation plans. Any changes to the agreement require approval of the Board of Directors.

        The Company has an agreement with the Company's Executive Vice President of Operations for a period of three years at a base salary of $225,000, $250,000 and $275,000 per year, respectively, with eligibility to participate in the Company's executive compensation plans.

        The Company is from time to time involved in routine litigation incidental to the conduct of its business. Management of the Company believes that litigation currently pending will not have a material adverse effect on the Company's financial position or results of operations.

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

16.  SUBSEQUENT EVENT

        In February 1998, CFAC entered into a definitive agreement to acquire Mission Savings and Loan Association, a federally chartered savings association based in Riverside, California (the "Bank") with deposits insured by the Federal Deposit Insurance Corporation (the "FDIC"). The cost of the acquisition will equal 1.47 times the Bank's adjusted stockholders' equity at the end of the month immediately prior to the date of acquisition. This amount is currently estimated to be approximately $4.7 million. The acquisition is subject to, among other things, the approval of the Office of Thrift Supervision (the "OTS") and the approval of the shareholders of the Bank. At December 31, 1997, the Bank had approximately $49.2 million in total assets and $3.3 million in total stockholders' equity. The Bank had net income of $0.3 million during 1997.

        Although the Company expects the Bank to continue to accept deposits and provide other financial services, the primary purpose of the acquisition is to expand our consumer lending business through the issuance of a credit card substantially similar to our Efectiva Card.

                                  EXHIBIT INDEX


EXHIBIT
  NO.      DESCRIPTION
-------    -----------
2.1* Reorganization Agreement between Central Financial Acceptance Corporation, Banner's Central Electric, Inc. and Banner Holdings, Inc. dated as of June 24, 1996.

2.2**** Agreement and Plan of Reorganization by and between Central Financial
        Acceptance Corporation and Mission Savings and Loan Association, a Federal Association, dated as of February 11, 1998.

3.1*    Certificate of Incorporation of Central Financial Acceptance
        Corporation.

3.2*    By-laws of Central Financial Acceptance Corporation.

10.1+   1996 Stock Option Plan, as amended.

10.2*+ Indemnification Agreement between Central Financial Acceptance Corporation and certain directors and officers of the Company.

10.3*+ Employment Agreement between Central Financial Acceptance Corporation and Gary M. Cypres dated as of June 24, 1996.

10.4* Financing Agreement between Central Installment Credit Corporation, Banner's Central Electric, Inc., Central Ram, Inc. and Banner Holdings, Inc. dated as of June 24, 1996.

10.5 Option Agreement between Central Financial Acceptance Corporation, Banner's Central Electric, Inc. and Banner Holdings, Inc. dated as of June 24, 1996.

10.6 Operating Agreement between Central Financial Acceptance Corporation, Banner's Central Electric, Inc. and Banner Holdings, Inc. dated as of June 24, 1996.

10.7 Tax Sharing Agreement between Central Financial Acceptance Corporation, Banner's Central Electric, Inc. and Banner Holdings, Inc. dated as of June 24, 1996.

10.8 Indemnification Agreement between Central Financial Acceptance Corporation, Banner's Central Electric, Inc. and Banner Holdings, Inc. dated as of June 24, 1996.

10.9 Indemnification Agreement dated June 24, 1996 between Central Financial Acceptance Corporation and Banner Holdings, Inc.

10.10   Reserved.

10.11   Reserved.

10.12+ Central Financial Acceptance Corporation Supplemental Executive Retirement Plan dated as of June 24, 1996.

10.13+ Central Financial Acceptance Corporation Executive Deferred Salary and Bonus Plan dated as of June 24 , 1996.

10.14   Reserved.

10.15   Reserved.

10.16   Reserved.

10.17   Reserved.

10.18   Reserved.

10.19   Reserved.

10.20   Reserved.

10.21   Reserved.

10.22*+ Adoption Agreement for the Qualified Benefits, Inc. Regional Prototype
        Non-Standardized Profit Sharing Plan and Trust effective as of November 1, 1989.

10.23   Reserved.

10.24   Reserved.

10.25   Reserved.

10.26**+Employment Agreement between Central Financial Acceptance Corporation and Anthony Fortunato dated October 25, 1996.

10.27**+Employment Agreement between Central Financial Acceptance Corporation and Gerard T. McMahon dated August 30, 1996.

10.28   Reserved.

10.29** Agreement to Transfer Business Operations among Banner's Central
        Electric, Inc., Central Consumer Finance Company, Central Financial Acceptance Corporation and Central Auto Sales, Inc. dated as of July 31, 1996.

10.30   Reserved.

10.31** Amendment One to Financing Agreement between Central Installment Credit
        Corporation, Banner's Central Electric, Inc., Central Ram, Inc. and Banner Holdings, Inc., dated as of July 1, 1996.

10.32   Reserved.

10.33   Reserved.

10.34***Revolving Loan Agreement, dated as of June 13, 1997, by and among the Company, each Lender who is named therein or who may thereafter become a party to the Revolving Loan Agreement and Wells Fargo Bank, National Association, as Agent and Arranger and Notes executed by the Company with each of the Lenders.

10.35***Security Agreement, dated as of June 13, 1997, by and among the Company and each of the Persons listed on the signature pages thereto, together with other Persons who may become a party thereto, jointly and severally in favor of Wells Fargo Bank, National Association, as Agent.

10.36***Pledge Agreement, dated as of June 13, 1997, by and among Banner
        Holdings, Inc., Banner's Central Electric, Inc. the Company and each of the Persons listed on the signature pages thereto, together with other Persons who may become a party thereto, jointly and severally in favor of Wells Fargo Bank, National Association as Agent under the Revolving Loan Agreement, and in favor of each of the Lenders named therein.

10.37***Trademark Collateral Assignment, dated as of June 13, 1997, by Banner
        Holdings, Inc. each of the Persons listed on the signature pages thereto, together with other Persons who may become a party thereto, jointly and severally in favor of Wells Fargo Bank, National Association, as Agent for the benefit of the Lenders that are or become a party to the Revolving Loan Agreement.

10.38***Subsidiary Guaranty, dated as of June 13, 1997, by each of the Persons listed on the signature pages thereto, together with each other Person who may become a party thereto, jointly and severally in favor of Wells Fargo Bank, National Association, as Agent for the benefit of the Lenders that are a party to the Revolving Loan Agreement.

10.39 Amendment No. 1 to Revolving Loan Agreement, dated as of November 17, 1997, by and among the Company, the Lenders party thereto and Wells Fargo Bank, National Association, as Agent.

10.40 Amendment No. 2 to Revolving Loan Agreement, dated as of March 26, 1998, by and among the Company, the Lenders party thereto and Wells Fargo Bank, National Association as Agent.

21      Subsidiaries of the Registrant.

27      Financial Data Schedule.

--------------
* Incorporated by reference to exhibits filed with the SEC in the Company's Registration Statement on Form S-1 (Registration No. 333-3790).

** Incorporated by reference to exhibits filed with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

*** Incorporated by reference to exhibits filed with the SEC in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

**** Incorporated by reference to the exhibit filed with the SEC on February 24, 1998 in the Company's Report on Form 8-K.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit.