Form 10-Q
period 1998-03-31
CENTRAL FINANCIAL ACCEPTANCE CORP
filed 1998-05-14
CIK 1012483

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
     (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number   001-11815
                                               -------------

                    CENTRAL FINANCIAL ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                            95-4574983
-------------------------------                              ----------------
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

Number of shares outstanding of the Registrant's Common Stock, as of May 14, 1998: 7,277,000.

                    CENTRAL FINANCIAL ACCEPTANCE CORPORATION

                                    FORM 10-Q


                                      INDEX


                                                                                         Page No.
-------------------------------------------------------------------------------------------------
PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets at March 31, 1998 and
          December 31, 1997..............................................................    1

          Condensed Consolidated Statements of Operations for the Three Months Ended
          March 31, 1998 and 1997........................................................    2

          Condensed Consolidated Statements of Cash Flows for the Three Months Ended
          March  31, 1998 and 1997.......................................................    3

          Notes to Condensed Consolidated Financial Statements ..........................    4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................................    8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....................   11

PART II.  OTHER INFORMATION


Item 6.   Exhibits ......................................................................   12

Signatures...............................................................................   13

PART I.  FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                 MARCH 31,    DECEMBER 31,
                                                                   1998           1997
                                                                 ---------    ------------
                                   A S S E T S
Cash                                                             $  8,622       $  4,794
Restricted cash                                                     1,153            930
Finance receivables, net                                           93,388        102,498
Prepaid expenses and other current assets                           2,179          2,865
Note receivable from affiliate                                      5,107          4,992
Deferred income taxes                                               3,901          3,845
Income taxes receivable                                               290            786
Property and equipment, net                                         5,915          5,880
Intangible asset, net                                               8,479          8,559
                                                                 --------       --------
    Total assets                                                 $129,034       $135,149
                                                                 ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                    $ 53,000       $ 62,000
Accrued expenses and other current liabilities                      8,310          6,556
Other debt                                                            850            850
                                                                 --------       --------
    Total liabilities                                              62,160         69,406
                                                                 --------       --------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000
       shares authorized; no shares outstanding                        --             --
    Common stock, $.01 par value, 20,000,000 shares
       authorized; 7,277,000 shares issued and outstanding             73             73
    Paid-in capital                                                47,903         47,903
    Retained earnings                                              18,898         17,767
                                                                 --------       --------
        Total stockholders' equity                                 66,874         65,743
                                                                 --------       --------
    Total liabilities and stockholders' equity                   $129,034       $135,149
                                                                 ========       ========





            See notes to condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         --------------------
                                                          1998         1997
                                                         -------      -------
Revenues:
    Interest income on consumer finance receivables      $ 6,430      $ 7,583
    Interest income on auto finance receivables              230          416
    Travel services                                        1,859        1,755
    Other income                                           3,536        2,903
                                                         -------      -------
        Total revenues                                    12,055       12,657

Costs and expenses:
    Operating expenses                                     6,945        5,811
    Provision for credit losses                            2,019        2,411
    Interest expense                                       1,208        1,423
                                                         -------      -------
        Total costs and expenses                          10,172        9,645
                                                         -------      -------

Income before provision for income taxes                   1,883        3,012
Provision for income taxes                                   752        1,205
                                                         -------      -------
Net income                                               $ 1,131      $ 1,807
                                                         =======      =======

Per Share Data:

    Basic earnings per share                             $  0.16      $  0.25
    Diluted earnings per share                           $  0.16      $  0.25

    Weighted average common shares outstanding             7,277        7,277















            See notes to condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 ---------------------
                                                                  1998          1997
                                                                 -------       -------
Cash flows from operating activities:
    Net income                                                   $ 1,131       $ 1,807

    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                 238           159
       Provision for credit losses                                 2,019         2,411
       Deferred income taxes                                         (56)           --
       Note receivable from affiliate                               (115)           --

    Changes in assets and liabilities:
       Prepaid expenses and other current assets                   1,182          (305)
       Restricted cash                                              (223)           --
       Other receivables                                              --        (4,616)
       Accrued expenses and other current liabilities              1,754            61
                                                                               -------

        Net cash provided by (used in) operating activities        5,930          (483)
                                                                 -------       -------

Cash flows from investing activities:
    Installment contracts collected, net                           7,091         2,851
    Capital expenditures                                            (193)       (1,031)
                                                                 -------       -------
        Net cash provided by investing activities                  6,898         1,820
                                                                 -------       -------

Cash flows from financing activities:
    Net repayments of notes payable                               (9,000)       (1,483)
                                                                 -------       -------
    Net cash used in financing activities                         (9,000)       (1,483)
                                                                 -------       -------

Net increase (decrease) in cash                                    3,828          (146)
Cash, beginning of period                                          4,794         5,848
                                                                 -------       -------
Cash, end of period                                              $ 8,622       $ 5,702
                                                                 =======       =======

Cash paid during the period for:
    Interest                                                       1,253       $ 1,312
    Income taxes                                                      --       $   415















            See notes to condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

    The accompanying condensed consolidated financial statements of Central Financial Acceptance Corporation ("CFAC") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition and operating results for the interim periods presented have been included. Operating results for the quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These interim financial statements should be read in conjunction with the year ended December 31, 1997 audited financial statements and notes contained therein, filed with the Securities and Exchange Commission.

    CFAC was formed in April 1996 and consummated its initial public offering on July 2, 1996, when it sold 2.127 million shares of common stock, which resulted in net proceeds to the Company of approximately $22.5 million. CFAC was a wholly owned subsidiary of Banner's Central Electric, Inc. Banner's Central Electric, Inc. is wholly owned by Banner Holdings, Inc. ("Holdings") and is a consumer products retailer that provides its customers with financing for the merchandise it sells. On June 24, 1996, CFAC, Banner's Central Electric, Inc. and Holdings entered into an agreement (the "Reorganization Agreement") whereby Holdings contributed to Banner its investments in certain wholly owned subsidiaries, along with the subsidiaries' operations, (the "Holdings Subsidiaries") and Banner's Central Electric, Inc. contributed to CFAC its investments in the Holdings Subsidiaries and the finance portion of its consumer products business, and cash in such amount so as to leave CFAC with $500,000 of cash on hand. Pursuant to the Reorganization Agreement, the intercompany accounts between CFAC, Banner's Central Electric, Inc. and Holdings that arose as a result of the Reorganization Agreement and from other transactions, except with respect to income taxes, were forgiven and reclassified as stockholders' equity.

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


    The Company (i) purchases and services consumer finance receivables generated by the Company's customers for purchases of high quality brand name consumer products, appliances and furniture sold by Banner, and by independent retailers; (ii) provides small loans to its customers; (iii) originates and services consumer finance receivables generated by the Company's customers for purchases of airline tickets sold by the Company; and (iv) provides insurance products and insurance premium financing to its customers. The majority of the Company's business is focused in Southern California, and the Company experiences the highest demand for its financial products and services between October and December.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

    See Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

3.  EARNINGS PER SHARE

    The Company reports earnings per share according to the provisions of Statements of Financial Account Standards No 128, "Earnings per Share." The following table presents a reconciliation of basic earnings per share and diluted earnings per share. Options to purchase 425,000 and 454,000 shares of common stock at $12.00-$18.25 per share, were outstanding during the first quarter of 1997 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                                                      MARCH 31,
                                                 -------------------------------------------------
                                                          1998                       1997
                                                 -------------------------------------------------
                                                       (In thousands, except per share data)

                                                   Basic        Diluted       Basic       Diluted
                                                 Earnings      Earnings     Earnings     Earnings
                                                 Per Share     Per Share    Per Share    Per Share
                                                 ---------     ---------    ---------    ---------
Numerator- income from continuing operations       $1,131        $1,131       $1,807       $1,807
Denominator-weighted average share outstanding      7,277         7,277        7,277        7,277
Earnings per share                                 $ 0.16        $ 0.16       $ 0.25       $ 0.25


4.  FINANCE RECEIVABLES

    Finance receivables consist of:

                                                MARCH 31,   DECEMBER 31,
                                                  1998          1997
                                                ---------   ------------
                                                   (In thousands)
    Consumer Product Portfolio                  $ 34,645      $ 38,814
    Small Loan Portfolio                          54,833        58,659
    Automobile Finance Portfolio                   5,286         6,382
    Travel Finance Portfolio                       5,090         6,165
    Other                                          9,155        10,194
                                                --------      --------
                                                 109,009       120,214
    Less deferred interest                         5,775         7,402
    Less allowance for credit losses               7,756         7,835
    Less deferred administrative fees, ATM
    membership fees and insurance revenues         1,506         1,780
    Less credit insurance and reserves for
    policyholders' benefits                          584           699
                                                --------      --------
                                                $ 93,388      $102,498
                                                ========      ========

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

5.  NOTES PAYABLE

    Notes payable consist of:

                                                  MARCH 31,    DECEMBER 31,
                                                    1998          1997
                                                  ---------    ------------
    Wells Fargo Line of Credit                     $53,000       $62,000
                                                   =======       =======

    The Company entered into a credit agreement with several banks and Wells Fargo Bank National Association, as Agent, (the "Wells Fargo Line of Credit") on June 13, 1997 that provides for the issuance of notes up to $100,000,000 subject to an allowable borrowing base. Holdings and all of the Company's significant domestic subsidiaries are guarantors under the Wells Fargo Line of Credit. In addition, the Company has pledged substantially all of its assets, including its receivables, and the stock of all of its significant subsidiaries as collateral for the amounts the Company borrows under the Wells Fargo Line of Credit. The amounts outstanding under these notes bear interest at rates that are determined by the type of borrowing. Borrowings under the notes are collateralized by all receivables in the Company. The Wells Fargo Line of Credit expires on June 12, 2000. The credit facility contains certain restrictive covenants that require, among other things, the maintenance of certain financial ratios and amounts. The amount of unused credit under the facility was limited by the allowable borrowing base and was approximately $13,400,000 at March 31, 1998.

    The Company was not in compliance with certain financial covenants as of March 31, 1998; however, the Company is in the process of obtaining a waiver from each of the lenders in the Wells Fargo Line of Credit for these defaults.

6.  LONG-TERM DEBT

    Long-term debt consists of a promissory note payable to a bank that bears interest at the bank's reference rate. Interest is payable monthly and the principal is due July 1998. The note is secured by a deed of trust.

7.  RELATED PARTY TRANSACTIONS

    In connection with its formation, the Company., Banner and Holdings, entered into the Reorganization Agreement and certain other agreements (the "Financing Agreement", the "Option Agreement", and the "Operating Agreement").

    The Financing Agreement, as amended, grants the Company exclusive right to provide financing to Banner customers for a term of fifteen years from the date of the Reorganization and provides that any contracts purchased pursuant to this Agreement will be at face value less a transaction fee, which is subject to renegotiation at six month intervals. The Agreement also provides that contracts purchased can be returned to Banner at amortized principal balance. The Company returned $5.8 million of contracts purchased for the year ended December 31, 1997. The Company did not return any contracts purchased for the three months ended March 31, 1998. The Company can terminate the Financing Agreement at any time upon one year's prior written notice to Banner. All unpaid amounts are due within 18 months and bear interest at the Company's borrowing rate. Interest expense charged on the amount due to Banner was approximately $103,000 for the three months ended March 31, 1998.

    In the accompanying condensed consolidated financial statements the transaction fee is computed based upon 2.5% of average net receivables in the consumer product portfolio.

    In August 1996, CFAC sold its used automobile business back to Banner, which discontinued this business in May, 1997. Under the terms of the sale covering this transaction, all financing extended by the Company on automobiles sold by Banner will be with full recourse back to Banner in the event of default by the customer.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

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

    The Operating Agreement provides, among other things, that Banner, Holdings or their affiliates are obligated to provide to the Company, and the Company is obligated to utilize, certain services, including accounting, management information systems and employee benefits. If such services involve an allocation of expenses, such allocation shall be made on a reasonable basis. To the extent that such services directly relate to the finance portion of the consumer products business contributed by Banner to the Company, or to the extent that other costs are incurred by Banner, Holdings or their affiliates that directly relate to the Company, the Company is obligated to pay Banner, Holdings or their affiliates' actual cost of providing such services or incurring such costs. Employee benefit expenses are allocated to the Company based on the ratio of actual payroll expenses of employees in the consumer products business contributed by Banner to the Company compared to total actual payroll expenses of Banner before such allocation. Accounting expenses are allocated 50% to the Company. The operating costs of Banner's management information systems function are allocated initially 50% to the Company for a period of five years, subject to adjustment from time to time to reflect changing costs and usage. Except for management information systems services, the Operating Agreement continues until terminated by either the Company, Holdings or Banner upon one year's prior written notice. Termination may be made on a service-by-service basis or in total. Such allocated expenses totaled approximately $433,000 and $371,000 for the three months ended March 31, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates in, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements express or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1: Business -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price" contained in the Company's Annual Report on Form 10-K for year ended December 31, 1997.


    The following sets forth certain information relating to the Company's financial trends, credit quality and delinquency experienced for the Company's consumer finance receivable portfolio, for the periods presented. Such amounts exclude the Automobile Portfolio. (see note)


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             -----------------------
                                                               1998           1997
                                                             --------       --------
FINANCIAL TRENDS (000's omitted)

Gross receivables (at end of period)                         $103,723       $127,972
Deferred interest (at end of period)                            5,102         12,975
                                                             --------       --------
Net receivables (at end of period)                             98,621        114,997

Deferred administrative and membership fees & insurance
  (at end of period)                                            1,506          1,149
Allowance for credit losses (at end of period)                  7,756          7,120
                                                             --------       --------

Net carrying value                                           $ 89,359       $106,728
                                                             ========       ========

Average net receivables                                      $103,709       $118,543

Average interest bearing liabilities(1)                        58,575         72,307

Administrative and membership fee income                          767            466

Total interest income(2)                                        6,430          7,583
Total interest expense                                          1,208          1,423
                                                             --------       --------
Net interest income before provision for credit losses          5,222          6,160

Net provision for credit losses                                 2,019          2,411

Net write-offs                                                  2,098          2,077

Average interest rate on average net receivables                 24.8%          25.6%
Average interest rate on interest bearing liabilities             8.2%           7.9%
                                                             --------       --------

Net interest spread                                              16.6%          17.7%
                                                             ========       ========


(1) The amounts represent borrowings and related interest expense on the Company's lines of credit, excluding amounts related to the Company's other borrowings.

(2) The amounts represent interest income on consumer finance receivables, excluding administrative fees, late charges and other charges, which are included in the Condensed Consolidated Statements of Operations.

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    -----------------------
                                                                      1998         1997
                                                                    --------       --------
CREDIT QUALITY (000's omitted)

Average net receivables                                             $103,709       $118,543

Net provision for credit losses                                        2,019          2,411

Net write-offs                                                         2,098          2,077

Provision for credit losses as a % of average net receivables            7.8%           8.1%

Net write-offs as a % of average net receivables                         8.1%           7.0%

END OF PERIOD (000's omitted)

Net receivables                                                     $ 98,621       $114,997
Allowance for credit losses                                            7,756          7,120
Allowance for credit losses as a % of net receivables                    7.9%           6.2%


DELINQUENCY EXPERIENCE (000's omitted)

Past due accounts (gross receivables)
31-60 days                                                          $  2,331       $  3,297
61 days or more                                                        6,356          6,360

Accounts with payments 31 days or more past due
as a percentage of end of period gross receivables                       8.4%           7.5%

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997.


     Total revenues in the three months ended March 31, 1998 decreased to $12.1 million from $12.7 million in the three months ended March 31, 1997, a decrease of $0.6 million.

     Interest income on the consumer finance receivables portfolio in the three months ended March 31, 1998 decreased to $6.4 million from $7.6 million in the three months ended March 31, 1997, a decrease of $1.2 million. This decrease was primarily attributable to a decrease in the consumer finance receivable portfolio which averaged $103.7 million in the three months ended March 31, 1998, compared to $118.5 million in the three months ended March 31, 1997. The average interest rate the Company charged on this portfolio decreased to 24.6% for the three months ended March 31, 1998, compared to 25.6% for the three months ended March 31, 1997.

      Interest income on the automobile finance receivables portfolio in the three months ended March 31, 1998 decreased to $0.2 million from $0.4 million in the three months ended March 31, 1997. This decrease was due to a decrease in the automobile finance receivables which averaged $5.1 million in the three months ended March 31, 1998, compared to $8.6 million in the three months ended March 31, 1997.

     Other income for the three months ended March 31, 1998 increased to $3.5 million from $2.9 million in the three months ended March 31, 1997, an increase of $0.6 million. Other income in the three months ended March 31, 1998 includes an increase of $0.3 million in administrative and membership fee income earned on small loans, an increase of $0.7 million earned by the Company's captive insurance company, offset by a decrease of $0.2 million in late charges as a result of a decrease in the Company's consumer receivable portfolio and a $0.3 million decrease in commission and broker fees on income from the sale of automobile contracts.

      Operating expenses in the three months ended March 31, 1998 increased to $6.9 million from $5.8 million in the three months ended March 31, 1997, an increase of $1.1 million . Of this increase, $0.5 million is attributable to operating costs and expenses incurred in connection with the Company's captive insurance company. The remaining increase of $0.6 million was primarily due to the expansion of the small loan business, including an increase in rent, the number of employees and related payroll expenses.

     The provision for credit losses in the three months ended March 31, 1998 decreased to $2.0 million from $2.4 million in the three months ended March 31, 1997, a decrease of $0.4 million. This decrease was primarily due to the decline experienced by the Company in its consumer receivable portfolio.

     Interest expense in the three months ended March 31, 1998 decreased to $1.2 million from $1.4 million in the three months ended March 31, 1997. This decrease was due to a decrease in the amounts borrowed on the lines of credit which averaged $58.6 million in the three months ended March 31, 1998, compared to $72.3 million in the three months ended March 31, 1997.

     As a result of the foregoing factors, net income in the three months ended March 31, 1998 decreased to $1.1 million from $1.8 million in the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operations primary through the cash flow generated from operations and borrowings under its lines of credit.

     For the three months ended March 31, 1998, net cash provided by operating activities totalled $6.0 million, while investing activities provided $6.9 million of cash flow. During this period the Company paid down $9 million of notes payable.

    The Company funds its lending activities and operations with borrowings under the Wells Fargo Line of Credit. Holdings and all of the Company's significant domestic subsidiaries are guarantors under the Wells Fargo Line of Credit. In addition, the Company has pledged substantially all of its assets, including its receivables, and the stock of all of its significant subsidiaries as collateral for the amounts the Company borrows under the Wells Fargo Line of Credit. The amount of credit available at any one time under the Wells Fargo Line of Credit is limited to 75% of eligible contracts. As of March 31, 1998 under the Wells Fargo Line of Credit, approximately $55.1 million was outstanding, including letters of credit, and $13.4 million was available to the Company.

  The Wells Fargo Line of Credit also contains certain restrictive covenants that require, among other things, the Company to maintain specific financial ratios and to satisfy certain financial tests. At March 31, 1998, the Company did not comply with certain of the financial ratios and tests. However, the Company is in the process of obtaining a waiver from each of the lenders in the Wells Fargo Line of Credit for these defaults.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

        27.1   Financial Data Schedule

        (b)    Reports

                  On February 24, 1998, the Company filed a report on Form 8-K under Item 5, "Other Events" in connection with its definitive agreement to acquire Mission Savings and Loan Association, a federally chartered savings association.

                                            SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CENTRAL FINANCIAL ACCEPTANCE CORPORATION



May 14, 1998                          /s/ Gary M. Cypres
                                      -----------------------------------------
                                      Gary M. Cypres
                                      Chairman of the Board and Chief Executive
                                      Officer




May 14, 1998                          /s/ Neal E. Gower
                                      -----------------------------------------
                                      Neal E. Gower
                                      Principal Accounting Officer

INDEX TO EXHIBITS


Exhibit
Number     Description
------     -----------
27.1       Financial Data Schedule