Form 10-Q
period 1998-06-30
CENTRAL FINANCIAL ACCEPTANCE CORP
filed 1998-08-14
CIK 1012483

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
        (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

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

Number of shares outstanding of the Registrant's Common Stock, as of August 14, 1998: 7,277,000.

                    CENTRAL FINANCIAL ACCEPTANCE CORPORATION

                                    FORM 10-Q


                                      INDEX


                                                                              Page No.
-------------------------------------------------------------------------------------
PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets at June 30, 1998 and
            December 31, 1997 ...................................................  1

            Condensed Consolidated Statements of Operations for the Three
            and Six Months Ended June 30, 1998 and 1997..........................  2

            Condensed Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1998 and 1997..............................  3

            Notes to Condensed Consolidated Financial Statements ................  4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations............................................  8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk........... 13

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.................. 14

Item 5.     Other Information.................................................... 14

Item 6.     Exhibits and Reports on Form 8-K..................................... 14

Signatures....................................................................... 15

PART I.  FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                      JUNE 30,        DECEMBER 31,
                                                                        1998              1997
                                                                      --------        ------------
                                                                     (unaudited)
                                   A S S E T S
Cash                                                                  $  6,034          $  4,794
Restricted cash                                                          1,161               930
Finance receivables, net                                                87,949           102,498
Prepaid expenses and other current assets                                1,916             2,865
Note receivable from affiliate                                             436             4,992
Deferred income taxes                                                    3,843             3,845
Income taxes receivable                                                     --               786
Property and equipment, net                                              5,955             5,880
Intangible asset, net                                                    8,407             8,559
                                                                      --------          --------
      Total assets                                                    $115,701          $135,149
                                                                      ========          ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                                         $ 38,400          $ 62,000
Accrued expenses and other current liabilities                           7,952             6,556
Income taxes payable                                                       463                --
Other debt                                                                 850               850
                                                                      --------          --------
      Total liabilities                                                 47,665            69,406
                                                                      --------          --------
Commitments and contingencies
Stockholders' equity:
      Preferred stock, $.01 par value, 5,000,000
         shares authorized; no shares outstanding                           --                --
      Common stock, $.01 par value, 20,000,000 shares
         authorized; 7,277,000 shares issued and outstanding                73                73
      Paid-in capital                                                   47,903            47,903
      Retained earnings                                                 20,060            17,767
                                                                      --------          --------
            Total stockholders' equity                                  68,036            65,743
                                                                      --------          --------
      Total liabilities and stockholders' equity                      $115,701          $135,149
                                                                      ========          ========


            See notes to condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                            ---------------------------       ---------------------------
                                                               1998             1997             1998             1997
                                                            ----------       ----------       ----------       ----------
Revenues:
      Interest income on consumer finance receivables       $    5,901       $    7,498       $   12,331       $   15,081
      Interest income on auto finance receivables                  182              409              412              825
      Travel services                                            2,246            2,200            4,105            3,955
      Other income                                               2,819            3,268            6,355            6,171
                                                            ----------       ----------       ----------       ----------
            Total revenues                                      11,148           13,375           23,203           26,032

Costs and expenses:
      Operating expenses                                         6,480            6,376           13,425           12,187
      Provision for credit losses                                1,756            2,818            3,775            5,229
      Interest expense                                             974            1,451            2,182            2,874
                                                            ----------       ----------       ----------       ----------
            Total costs and expenses                             9,210           10,645           19,382           20,290
                                                            ----------       ----------       ----------       ----------

Income before provision for income taxes                         1,938            2,730            3,821            5,742
Provision for income taxes                                         776            1,005            1,528            2,210
                                                            ----------       ----------       ----------       ----------
Net income                                                  $    1,162       $    1,725       $    2,293       $    3,532
                                                            ==========       ==========       ==========       ==========

Per Share Data:

      Basic earnings per share                              $     0.16       $     0.24       $     0.32       $     0.49
      Diluted earnings per share                            $     0.16       $     0.24       $     0.32       $     0.49

      Weighted average common shares outstanding             7,277,000        7,277,000        7,277,000        7,277,000


           See notes to condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                  ------------------------
                                                                                    1998            1997
                                                                                  --------        --------
Cash flows from operating activities:
        Net income                                                                $  2,293        $  3,532

      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                 476             313
         Provision for credit losses                                                 3,775           5,229
         Deferred income taxes                                                           2              --

      Changes in assets and liabilities:
         Note receivable from affiliate                                              4,556              --
         Prepaid expenses and other current assets                                   1,735            (652)
         Restricted cash                                                              (231)             --
         Income taxes payable                                                          463              --
         Accrued expenses and other current liabilities                              1,396            (248)
                                                                                  --------        --------
            Net cash provided by operating activities                               14,465           8,174
                                                                                  --------        --------

Cash flows from investing activities:
      Installment contracts collected, net                                          10,774           3,309
      Capital expenditures                                                            (399)         (1,519)
                                                                                  --------        --------
            Net cash provided by investing activities                               10,375           1,790
                                                                                  --------        --------

Cash flows from financing activities:
      Net repayments of notes payable                                              (23,600)         (9,424)
                                                                                  --------        --------
      Net cash used in financing activities                                        (23,600)         (9,424)
                                                                                  --------        --------

Net increase in cash                                                                 1,240             540
Cash, beginning of period                                                            4,794           5,848
                                                                                  --------        --------
Cash, end of period                                                               $  6,034        $  6,388
                                                                                  ========        ========

Cash paid during the period for:
      Interest                                                                    $  2,268        $  2,940
      Income taxes                                                                $     18        $  2,837


           See notes to condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.    BASIS OF PRESENTATION AND NATURE OF OPERATIONS

      The accompanying condensed consolidated financial statements of Central Financial Acceptance Corporation ("CFAC") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition and operating results for the interim periods presented herein have been included. Operating results for the periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for any subsequent period or the year ended December 31, 1998. These interim financial statements should be read in conjunction with the year ended December 31, 1997 audited financial statements and notes contained therein, filed with the Securities and Exchange Commission.

      CFAC was formed in April 1996 and consummated its initial public offering on July 2, 1996, when it sold 2.127 million shares of common stock, which resulted in net proceeds to the Company of approximately $22.5 million. CFAC was a wholly owned subsidiary of Banner's Central Electric, Inc ("Banner") prior to the public offering. Banner, which is wholly owned by Banner Holdings, Inc. ("Holdings") is a consumer products retailer that provides its customers with financing for the merchandise it sells. On June 24, 1996, CFAC, Banner and Holdings entered into an agreement (the "Reorganization Agreement") whereby Holdings contributed to Banner its investments in certain wholly owned subsidiaries, along with the subsidiaries' operations, (the "Holdings Subsidiaries") and Banner contributed to CFAC its investments in the Holdings Subsidiaries and the finance portion of its consumer products business, and cash in such amount so as to leave CFAC with $500,000 of cash on hand. Pursuant to the Reorganization Agreement, the intercompany accounts between CFAC, Banner and Holdings that arose as a result of the Reorganization Agreement and from other transactions, except with respect to income taxes, were forgiven and reclassified as stockholders' equity.

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

            The Company (i) purchases and services consumer finance receivables generated by the Company's customers for purchases of high quality brand name consumer products, appliances and furniture sold by Banner, and by independent retailers; (ii) provides small loans to its customers; (iii) originates and services consumer finance receivables generated by the Company's customers for purchases of airline tickets sold by the Company; (iv) provides insurance products and insurance premium financing to its customers; and (v) provides check cashing and tax return preparation services. The majority of the Company's business is focused in Southern California, and the Company experiences the highest demand for its financial products and services between October and December.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

      See Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

3.  EARNINGS PER SHARE

      The Company reports earnings per share according to the provisions of Statement of Financial Accounting Standards No 128, "Earnings per Share." The following table presents a reconciliation of basic earnings per share and diluted earnings per share. Options to purchase 425,000 and 446,000 shares of common stock at $12.00-$18.25 per share, were outstanding during the first six months of 1997 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                                               THREE MONTHS ENDED JUNE 30,
                                                    ------------------------------------------------
                                                             1998                    1997
                                                    ----------------------    ----------------------
                                                         (In thousands, except per share data)
                                                      Basic      Diluted       Basic        Diluted
                                                    Earnings     Earnings     Earnings      Earnings
                                                    Per Share    Per Share    Per Share     Per Share
Numerator-income from continuing operations           $1,162       $1,162       $1,725       $1,725
Denominator-weighted average shares outstanding        7,277        7,277        7,277        7,277
Earnings per share                                    $ 0.16       $ 0.16       $ 0.24       $ 0.24


                                                                SIX MONTHS ENDED JUNE 30,
                                                    ------------------------------------------------
                                                             1998                    1997
                                                    ----------------------    ----------------------
                                                         (In thousands, except per share data)
                                                      Basic      Diluted       Basic        Diluted
                                                    Earnings     Earnings     Earnings      Earnings
                                                    Per Share    Per Share    Per Share     Per Share
Numerator-income from continuing operations           $2,293       $2,293       $3,532       $3,532
Denominator-weighted average shares outstanding        7,277        7,277        7,277        7,277
Earnings per share                                    $ 0.32       $ 0.32       $ 0.49       $ 0.49

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

4.  FINANCE RECEIVABLES

     Finance receivables consist of:

                                                 JUNE 30,      DECEMBER 31,
                                                 --------      ------------
                                                   1998           1997
                                                 --------       --------
                                                     (In thousands)
    Consumer Product Portfolio                   $ 32,492       $ 38,814
    Small Loan Portfolio                           53,147         58,659
    Automobile Finance Portfolio                    4,124          6,382
    Travel Finance Portfolio                        4,970          6,165
    Other                                           7,549         10,194
                                                 --------       --------
                                                  102,282        120,214
    Less deferred interest                          4,739          7,402
    Less allowance for credit losses                7,712          7,835
    Less deferred administrative fees, ATM
    membership fees and insurance revenues          1,375          1,780
    Less credit insurance and reserves for
    policyholders' benefits                           507            699
                                                 --------       --------
                                                 $ 87,949       $102,498
                                                 ========       ========


5.    NOTES PAYABLE

      Notes payable consist of:

                                                 JUNE 30,      DECEMBER 31,
                                                 --------      ------------
                                                   1998            1997
                                                 --------      ------------
                                                      (In thousands)
    Wells Fargo Line of Credit                   $ 38,400       $ 62,000
                                                 ========       ========

      The Company entered into a credit agreement with several banks and Wells Fargo Bank, National Association, as Agent, (the "Wells Fargo Line of Credit") on June 13, 1997 that provides for the issuance of notes up to $100,000,000 subject to an allowable borrowing base. Holdings and all of the Company's significant domestic subsidiaries are guarantors under the Wells Fargo Line of Credit. In addition, the Company has pledged substantially all of its assets, including its receivables, and the stock of all of its significant subsidiaries as collateral for the amounts the Company borrows under the Wells Fargo Line of Credit. The amounts outstanding under these notes bear interest at rates that are determined by the type of borrowing. Borrowings under the notes are collateralized by all receivables in the Company. The Wells Fargo Line of Credit expires on June 12, 2000. The credit facility contains certain restrictive covenants that require, among other things, the maintenance of certain financial ratios and amounts. The amount of unused credit under the facility was limited by the allowable borrowing base and was approximately $24,200,000 at June 30, 1998.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

6.    LONG-TERM DEBT

      Long-term debt consists of a promissory note payable to a bank that bears interest at the bank's reference rate. Interest is payable monthly and the principal which was due July, 1998 was paid off.

7.    RELATED PARTY TRANSACTIONS

      In connection with its formation, the Company, Banner and Holdings, entered into the Reorganization Agreement and certain other agreements (the "Financing Agreement", the "Option Agreement", and the "Operating Agreement").

      The Financing Agreement, as amended, grants the Company exclusive right to provide financing to Banner customers for a term of fifteen years from the date of the Reorganization and provides that any contracts purchased pursuant to this Agreement will be at face value less a transaction fee, which is subject to renegotiation at six month intervals. The Agreement also provides that contracts purchased can be returned to Banner at the amortized principal balance. The Company returned $5.8 million of contracts purchased for the year ended December 31, 1997. The Company did not return any contracts purchased for the six months ended June 30, 1998. The Company can terminate the Financing Agreement at any time upon one year's prior written notice to Banner. All unpaid amounts are due within 18 months and bear interest at the Company's borrowing rate. Interest expense charged on the amount due to Banner was approximately $213,000 for the six months ended June 30, 1998.

      In the accompanying condensed consolidated financial statements the transaction fee is computed based upon 2.5% of average net receivables in the consumer product portfolio.

      In August, 1996, CFAC sold its used automobile business back to Banner, which discontinued this business in May, 1997. Under the terms of the sale covering this transaction, all financing extended by the Company on automobiles sold by Banner will be with full recourse back to Banner in the event of default by the customer.

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

      The Operating Agreement provides, among other things, that Banner, Holdings or their affiliates are obligated to provide to the Company, and the Company is obligated to utilize certain services, including accounting, management information systems and employee benefits. If such services involve an allocation of expenses, such allocation shall be made on a reasonable basis. To the extent that such services directly relate to the finance portion of the consumer products business contributed by Banner to the Company, or to the extent that other costs are incurred by Banner, Holdings or their affiliates that directly relate to the Company, the Company is obligated to pay Banner, Holdings or their affiliates' actual cost of providing such services or incurring such costs. Employee benefit expenses are allocated to the Company based on the ratio of actual payroll expenses of employees in the consumer products business contributed by Banner to the Company compared to total actual payroll expenses of Banner before such allocation. Accounting expenses are allocated 50% to the Company. The operating costs of Banner's management information systems function are allocated initially 50% to the Company for a period of five years, subject to adjustment from time to time to reflect changing costs and usage. Except for management information systems services, the Operating Agreement continues until terminated by either the Company, Holdings or Banner upon one year's prior written notice. Termination may be made on a service-by-service basis or in total. Such allocated expenses totaled approximately $760,000 and $781,000 for the six months ended June 30, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1: Business -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price" contained in the Company's Annual Report on Form 10-K for year ended December 31, 1997.


      The following sets forth certain information relating to the Company's financial trends, credit quality and delinquency experienced for the Company's consumer finance receivable portfolio, for the periods presented. Such amounts exclude the Automobile Portfolio.

                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                             ------------------------        ------------------------
                                                               1998            1997            1998            1997
                                                             --------        --------        --------        --------
FINANCIAL TRENDS (000's omitted)

Gross receivables (at end of period)                         $ 98,158        $124,006        $ 98,158        $124,006
Deferred interest (at end of period)                            4,283          11,293           4,283          11,293
                                                             --------        --------        --------        --------
Net receivables (at end of period)                             93,875         112,713          93,875         112,713

Deferred administrative and membership fees
 & insurance (at end of period)                                 1,375           1,120           1,375           1,120
Allowance for credit losses (at end of period)                  7,712           7,360           7,712           7,360
                                                             --------        --------        --------        --------

Net carrying value                                           $ 84,788        $104,233        $ 84,788        $104,233
                                                             ========        ========        ========        ========

Average net receivables                                      $ 95,661        $114,192        $ 99,851        $116,539

Average interest bearing liabilities(1)                        46,850          66,483          52,671          69,379

Administrative and membership fee income                          816             564           1,583           1,030

Total interest income(2)                                        5,901           7,498          12,331          15,081
Total interest expense                                            974           1,451           2,182           2,874
                                                             --------        --------        --------        --------
Net interest income before provision for credit losses          4,927           6,047          10,149          12,207

Net provision for credit losses                                 1,756           2,818           3,775           5,229

Net write-offs                                                  1,800           2,578           3,898           4,655

Average interest rate on average net receivables                 24.7%           26.3%           24.7%           25.9%
Average interest rate on interest bearing liabilities             8.3%            8.7%            8.3%            8.3%
                                                             --------        --------        --------        --------

Net interest spread                                              16.4%           17.6%           16.4%           17.6%
                                                             ========        ========        ========        ========

(1) The amounts represent borrowings and related interest expense on the Company's lines of credit, excluding amounts related to the Company's other borrowings.

(2) The amounts represent interest income on consumer finance receivables, excluding administrative fees, late charges and other charges, which are included in the Condensed Consolidated Statements of Operations.


                                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                             JUNE 30,                   JUNE  30,
                                                                     -----------------------     ------------------------
                                                                      1998             1997        1998            1997
                                                                     --------        -------     -------         --------
CREDIT QUALITY (000's omitted)

Average net receivables                                              $ 95,661        $114,192    $ 99,851        $116,539

Net provision for credit losses                                         1,756           2,818       3,775           5,229

Net write-offs                                                          1,800           2,578       3,898           4,655

Provision for credit losses as a % of average net receivables             7.3%            9.9%        7.6%            9.0%

Net write-offs as a % of average net receivables                          7.5%            9.0%        7.8%            8.0%

END OF PERIOD (000's omitted)

Net receivables                                                                                  $ 93,875        $112,713
Allowance for credit losses                                                                         7,712           7,360
Allowance for credit losses as a % of net receivables                                                 8.2%            6.5%


DELINQUENCY EXPERIENCE (000's omitted)

Past due accounts (gross receivables)
31-60 days                                                                                       $  1,725        $  3,274
61 days or more                                                                                     6,383           6,690

Accounts with payments 31 days or more past due
as a percentage of end of period gross receivables                                                    8.3%            8.0%

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997.


     Total revenues in the three months ended June 30, 1998 decreased to $11.1 million from $13.4 million in the three months ended June 30, 1997, a decrease of $2.3 million.

     Interest income on the consumer finance receivables portfolio in the three months ended June 30, 1998 decreased to $5.9 million from $7.5 million in the three months ended June 30, 1997, a decrease of $1.6 million. This decrease was primarily attributable to a decrease in the consumer finance receivables portfolio which averaged $95.7 million in the three months ended June 30, 1998, compared to $114.2 million in the three months ended June 30, 1997. The average interest rate the Company charged on this portfolio decreased to 24.7% for the three months ended June 30, 1998, compared to 26.3% for the three months ended June 30, 1997.

      Interest income on the automobile finance receivables portfolio in the three months ended June 30, 1998 decreased to $0.2 million from $0.4 million in the three months ended June 30, 1997. This decrease was due to a decrease in the automobile finance receivables which averaged $4.1 million in the three months ended June 30, 1998, compared to $7.9 million in the three months ended June 30, 1997.

     Revenue from travel services held constant at $2.2 million for the three months ended June 30, 1998 compared to the three months ended June 30, 1997.

     Other income for the three months ended June 30, 1998 decreased to $2.8 million from $3.3 million in the three months ended June 30, 1997, a decrease of $0.5 million. Other income in the three months ended June 30, 1998 includes an increase of $0.3 million in administrative and membership fee income earned on small loans, offset by a decrease of $0.2 million earned by the Company's captive insurance company, a decrease of $0.2 million in late charges as a result of a decrease in the Company's consumer receivables portfolio and a $0.4 million decrease in commission and broker fees on income from the sale of automobile insurance contracts.

      Operating expenses in the three months ended June 30, 1998 increased to $6.5 million from $6.4 million in the three months ended June 30, 1997, an increase of $0.1 million. The increase of $0.1 million was primarily due to the expansion of the small loan business, including an increase in rent, number of employees and related payroll expenses.

     The provision for credit losses in the three months ended June 30, 1998 decreased to $1.8 million from $2.8 million in the three months ended June 30, 1997, a decrease of $1.0 million. This decrease was primarily due to the decline experienced by the Company in its consumer receivables portfolio.

     Interest expense in the three months ended June 30, 1998 decreased to $1.0 million from $1.5 million in the three months ended June 30, 1997. This decrease was due to a decrease in the amounts borrowed on the lines of credit which averaged $46.9 million in the three months ended June 30, 1998, compared to $66.5 million in the three months ended June 30, 1997.

     As a result of the foregoing factors, net income in the three months ended June 30, 1998 decreased to $1.2 million from $1.7 million in the three months ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997.


     Total revenues in the six months ended June 30, 1998 decreased to $23.2 million from $26.0 million in the six months ended June 30, 1997, a decrease of $2.8 million.

     Interest income on the consumer finance receivables portfolio in the six months ended June 30, 1998 decreased to $12.3 million from $15.1 million in the six months ended June 30, 1997, a decrease of $2.8 million. This decrease was primarily attributable to a decrease in the consumer finance receivables portfolio which averaged $99.9 million in the six months ended June 30, 1998, compared to $116.5 million in the six months ended June 30, 1997. The average interest rate the Company charged on this portfolio decreased to 24.7% for the six months ended June 30, 1998, compared to 25.9% for the six months ended June 30, 1997.

      Interest income on the automobile finance receivables portfolio in the six months ended June 30, 1998 decreased to $0.4 million from $0.8 million in the six months ended June 30, 1997. This decrease was due to a decrease in the automobile finance receivables which averaged $4.6 million in the six months ended June 30, 1998, compared to $8.2 million in the six months ended June 30, 1997.

     Revenue from travel services increased $0.1 million for the six months ended June 30, 1998 to $4.1 million from $4.0 million for the six months ended June 30, 1997. The increase in travel services revenue was a result of an increase in gross ticket bookings of $1.2 million during the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

     Other income for the six months ended June 30, 1998 increased to $6.4 million from $6.2 million in the six months ended June 30, 1997, an increase of $0.2 million. Other income in the six months ended June 30, 1998 includes an increase of $0.6 million in administrative and membership fee income earned on small loans, and an increase of $0.6 million earned by the Company's captive insurance company, offset by a decrease of $0.4 million in late charges as a result of a decrease in the Company's consumer receivables portfolio and a $0.6 million decrease in commission and broker fees on income from the sale of automobile insurance contracts.

      Operating expenses in the six months ended June 30, 1998 increased to $13.4 million from $12.2 million in the six months ended June 30, 1997, an increase of $1.2 million. Of this increase, $0.6 million is attributable to operating costs and expenses incurred in connection with the Company's captive insurance company. The remaining increase of $0.6 million was primarily due to the expansion of the small loan business, including an increase in rent, number of employees and related payroll expenses.

     The provision for credit losses in the six months ended June 30, 1998 decreased to $3.8 million from $5.2 million in the six months ended June 30, 1997, a decrease of $1.4 million. This decrease was primarily due to the decline experienced by the Company in its consumer receivables portfolio.

     Interest expense in the six months ended June 30, 1998 decreased to $2.2 million from $2.9 million in the six months ended June 30, 1997. This decrease was due to a decrease in the amounts borrowed on the lines of credit which averaged $52.7 million in the six months ended June 30, 1998, compared to $69.4 million in the six months ended June 30, 1997.

     As a result of the foregoing factors, net income in the six months ended June 30, 1998 decreased to $2.3 million from $3.5 million in the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operations primary through the cash flow generated from operations and borrowings under its lines of credit.

     For the six months ended June 30, 1998, net cash provided by operating activities totaled $14.5 million, while investing activities provided $10.4 million of cash flow. During this period the Company paid down $23.6 million of notes payable.

    The Company funds its lending activities and operations with borrowings under the Wells Fargo Line of Credit. Holdings and all of the Company's significant domestic subsidiaries are guarantors under the Wells Fargo Line of Credit. In addition, the Company has pledged substantially all of its assets, including its receivables, and the stock of all of its significant subsidiaries as collateral for the amounts the Company borrows under the Wells Fargo Line of Credit. The amount of credit available at any one time under the Wells Fargo Line of Credit is limited to 75% of eligible contracts. As of June 30, 1998 under the Wells Fargo Line of Credit, approximately $40.5 million was outstanding, including letters of credit, and $24.2 million was available to the Company.

  The Wells Fargo Line of Credit also contains certain restrictive covenants that require, among other things, the Company to maintain specific financial ratios and to satisfy certain financial tests.

    The Company requires substantial capital to finance its business. Consequently, the Company's ability to grow and the future of its operations will be affected by the availability of financing and the terms thereof. The amount of debt the Company requires from time to time depends on the Company's needs for cash, as determined by its operating performance and its ability to borrow under the terms of its various loan agreements. The Company intends to meet its short-term liquidity needs with cash flow from operations and borrowings under its lines of credit. However, there can be no assurance that the Company will have access to financing sources necessary to sustain its operations and its growth plans, or that such financing will be available to the Company on favorable terms.

    On June 26, 1998, Holdings received a dividend of approximately $6 million from one of its subsidiary companies, Central Rents, Inc. Holdings loaned the $6 million to Banner, who in turn paid the Company $4 million on the note receivable from affiliate.

IMPACT OF THE YEAR 2000 ISSUE

   The year 2000 issue is the result of computer programs which have been written using two digits rather than four to define the applicable year. The Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions or engage in similar normal business activities.

   The Company has engaged an outside consulting firm to convert its computer systems to be year 2000 compliant so that they will recognize the difference between dates using "99" and "00" as one year instead of negative 99 years. Testing and conversion of system applications is expected to cost $300,000 and is expected to be completed by December 31, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a)         The Annual Meeting of Stockholders was held on May 27,
                        1998.

            (b) At the Meeting, management's nominees as set forth in the proxy statement for the Meeting, Gary M. Cypres, Salvatore J. Caltagirone, Jose de Jesus Legaspi and William R. Sweet, were elected. The election of Mr. Cypres was approved by a vote of 7,089,690 shares in favor and 0 shares withheld and each of Messrs. Caltagirone, Legaspi and Sweet was approved by a vote of 7,089,590 shares in favor and 100 shares withheld.

            (c) The proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 1998 was approved by a vote of 7,089,590 shares in favor, 100 shares against and 0 shares abstained.

                        There were no broker non-votes for the election of directors or ratification of independent public accountants at the Annual Meeting.

ITEM 5.  OTHER INFORMATION

                 The proxy materials for the 1998 Annual Meeting of Stockholders held on May 27, 1998 were mailed to stockholders of the Company on April 27, 1998. Stockholder proposals to be presented at the 1999 Annual Meeting of Stockholders must be received at the Company's executive offices at 5480 East Ferguson Drive, Commerce, California 90022 addressed to the attention of the Corporate Secretary by December 28, 1998 in order to be considered for inclusion in the proxy materials relating to such meeting. In addition, in the event a stockholder proposal is not submitted to the Company at its executive offices prior to March 13, 1999, the proxy to be solicited by the Board of Directors for the 1999 Annual Meeting of Stockholders will confer discretionary authority on the holders of the proxy to vote the shares in accordance with their best judgment and discretion if the proposal is presented at the 1999 Annual Meeting of Stockholders without any discussion of the proposal in the proxy statement for such meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

            27.1 Financial Data Schedule

            (b)  Reports on Form 8-K

                  None

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CENTRAL FINANCIAL ACCEPTANCE CORPORATION



August 14, 1998                        /s/ Gary M. Cypres
                                       ----------------------------------------
                                       Gary M. Cypres
                                       Chairman of the Board

August 14, 1998                        /s/ Anthony S. Fortunato
                                       ----------------------------------------
                                       Anthony S. Fortunato
                                       President


August 14, 1998                        /s/  A. Keith Wall
                                       ----------------------------------------
                                       A. Keith Wall
                                       Chief Financial Officer


August 14, 1998                        /s/ Neal E. Gower
                                       ----------------------------------------
                                       Neal E. Gower
                                       Principal Accounting Officer

INDEX TO EXHIBITS


Exhibit
Number                              Description
-------                             -----------

27.1                                Financial Data Schedule