Form 10-Q
period 1998-09-30
CENTRAL FINANCIAL ACCEPTANCE CORP
filed 1998-11-16
CIK 1012483

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1998

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


                                 (323) 720-8600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Number of shares outstanding of the Registrant's Common Stock, as of November 16, 1998: 7,277,000.

                    CENTRAL FINANCIAL ACCEPTANCE CORPORATION

                                    FORM 10-Q


                                      INDEX


                                                                                                      Page No.
                                                                                                      --------
PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets at September 30, 1998 and December 31, 1997 ...........   1

          Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
          September 30, 1998 and 1997..................................................................   2

          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 1998 and 1997..................................................................   3

          Notes to Condensed Consolidated Financial Statements ........................................   4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.........  8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.................................... 13

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...............................................................14

Signatures...............................................................................................15

PART I. FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                  (UNAUDITED)
                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                      1998             1997
                                                                  -------------    ------------
                        A S S E T S
Cash                                                                $  7,489         $  4,794
Restricted cash                                                        1,176              930
Finance receivables, net                                              85,909          102,498
Prepaid expenses and other current assets                                674            2,865
Note receivable from affiliate                                         4,733            4,992
Deferred income taxes                                                  3,842            3,845
Income taxes receivable                                                   --              786
Property and equipment, net                                            6,640            5,880
Intangible asset, net                                                  8,327            8,559
                                                                    --------         --------
     Total assets                                                   $118,790         $135,149
                                                                    ========         ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                                       $ 42,000         $ 62,000
Accrued expenses and other current liabilities                         6,414            6,556
Income taxes payable                                                   1,175               --
Other debt                                                                --              850
                                                                    --------         --------
     Total liabilities                                                49,589           69,406
                                                                    --------         --------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000
        shares authorized; no shares outstanding                          --               --
     Common stock, $.01 par value, 20,000,000 shares
        authorized; 7,277,000 shares issued and outstanding               73               73
     Paid-in capital                                                  47,903           47,903
     Retained earnings                                                21,225           17,767
                                                                    --------         --------
         Total stockholders' equity                                   69,201           65,743
                                                                    --------         --------
     Total liabilities and stockholders' equity                     $118,790         $135,149
                                                                    ========         ========





           See notes to condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                       (THOUSANDS, EXCEPT PER SHARE DATA)




                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,


                                                         1998       1997       1998       1997
                                                        -------    -------    -------    -------
Revenues:
     Interest income on consumer finance receivables    $ 5,842    $ 7,133    $18,173    $22,214
     Interest income on auto finance receivables            122        333        534      1,158
     Travel services                                      2,213      2,287      6,318      6,242
     Other income                                         2,993      3,460      9,348      9,631
                                                        -------    -------    -------    -------
         Total revenues                                  11,170     13,213     34,373     39,245

Costs and expenses:
     Operating expenses                                   6,404      6,397     19,829     18,584
     Provision for credit losses                          1,972      2,666      5,747      7,895
     Interest expense                                       852      1,236      3,034      4,110
                                                        -------    -------    -------    -------
         Total costs and expenses                         9,228     10,299     28,610     30,589
                                                        -------    -------    -------    -------

Income before provision for income taxes                  1,942      2,914      5,763      8,656
Provision for income taxes                                  777      1,199      2,305      3,409
                                                        -------    -------    -------    -------
Net income                                              $ 1,165    $ 1,715    $ 3,458    $ 5,247
                                                        =======    =======    =======    =======

Per Share Data:

     Basic earnings per share                           $  0.16    $  0.24    $  0.48    $  0.72
     Diluted earnings per share                         $  0.16    $  0.24    $  0.48    $  0.72

     Weighted average common shares outstanding           7,277      7,277      7,277      7,277




           See notes to condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          ---------------------
                                                            1998         1997
                                                          --------     --------
Cash flows from operating activities:
     Net income                                           $  3,458     $  5,247
     Adjustments to reconcile net income to net
             cash provided by operating activities:
        Depreciation and amortization                          727          529
        Provision for credit losses                          5,747        7,895
        Deferred income taxes                                    3            5

     Changes in assets and liabilities:
        Note receivable from affiliate                         259           --
        Prepaid expenses and other current assets            2,977       (2,360)
        Other receivables                                       --       (1,150)
        Restricted cash                                       (246)          --
        Income taxes payable                                 1,175           --
        Accrued expenses and other current liabilities        (142)        (176)
                                                          --------     --------
         Net cash provided by operating activities          13,958        9,990
                                                          --------     --------
Cash flows from investing activities:
     Installment contracts collected, net                   10,842        8,286
     Capital expenditures                                   (1,255)      (2,162)
                                                          --------     --------
         Net cash provided by investing activities           9,587        6,124
                                                          --------     --------

Cash flows from financing activities:
     Net repayments of notes payable                       (20,000)     (17,024)
     Net proceeds from repayment of debt                      (850)          --
                                                          --------     --------
     Net cash used in financing activities                 (20,850)     (17,024)
                                                          --------     --------
Net increase (decrease) in cash                              2,695         (910)
Cash, beginning of period                                    4,794        5,848
                                                          --------     --------
Cash, end of period                                       $  7,489     $  4,938
                                                          ========     ========

Cash paid during the period for:
     Interest                                             $  3,163     $  4,322
     Income taxes                                         $     30     $  4,244

           See notes to condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







1.   BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The accompanying condensed consolidated financial statements of Central Financial Acceptance Corporation ("CFAC") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the Company's financial condition and operating results for the interim periods presented herein have been included. Operating results for the periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for any subsequent period or the year ended December 31, 1998. These interim financial statements should be read in conjunction with the Annual Report filed on Form 10-K for the year ended December 31, 1997 and the audited financial statements and notes contained therein, filed with the Securities and Exchange Commission.

     CFAC was formed in April, 1996 and consummated its initial public offering on July 2, 1996, when it sold 2.127 million shares of common stock, which resulted in net proceeds to the Company of approximately $22.5 million. CFAC is a majority owned subsidiary of Banner's Central Electric, Inc. ("Banner"). Banner, which is wholly owned by Banner Holdings, Inc. ("Holdings") is a consumer products retailer that provides its customers with financing for the merchandise it sells.

     CFAC, Banner and Holdings entered into certain agreements for the purpose of defining the ongoing relationships among them. The transactions and agreements entered into pursuant to the Reorganization Agreement are referred to herein as the "Reorganization." Management of CFAC believes that such agreements provide for reasonable allocations of costs between the parties.

     The Company (i) purchases and services consumer finance receivables generated through the sale of high quality brand name consumer products, appliances and furniture sold by Banner, and by independent retailers; (ii) provides small loans to its customers; (iii) originates and services consumer finance receivables generated by the Company's customers for purchases of airline tickets sold by the Company; (iv) provides insurance products and insurance premium financing to its customers; and (v) provides check cashing and income tax return preparation services. The majority of the Company's business is focused in Southern California, and the Company experiences the highest demand for its products and services between October and December.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     See Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1997.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





3.   EARNINGS PER SHARE

     The Company reports earnings per share according to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." The following table presents a reconciliation of basic earnings per share and diluted earnings per share. Options to purchase 425,000 and 538,000 shares of common stock at $9.00-$18.25 per share, were outstanding during the first nine months of 1997 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                            1998                    1997
                                                   ----------------------   ---------------------
                                                        (In thousands, except per share data)

                                                     Basic       Diluted     Basic       Diluted
                                                    Earnings    Earnings    Earnings    Earnings
                                                   Per Share    Per Share   Per Share   Per Share
                                                   ---------    ---------   ---------   ---------
Numerator- income from continuing operations         $1,165      $1,165      $1,715      $1,715
Denominator-weighted average shares outstanding       7,277       7,277       7,277       7,277
Earnings per share                                   $ 0.16      $ 0.16      $ 0.24      $ 0.24





                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                            1998                   1997
                                                   ---------------------   ---------------------
                                                       (In thousands, except per share data)

                                                     Basic      Diluted      Basic      Diluted
                                                    Earnings    Earnings    Earnings   Earnings
                                                   Per Share   Per Share   Per Share   Per Share
                                                   ---------   ---------   ---------   ---------
Numerator- income from continuing operations         $3,458      $3,458      $5,247      $5,247
Denominator-weighted average shares outstanding       7,277       7,277       7,277       7,277
Earnings per share                                   $ 0.48      $ 0.48      $ 0.72      $ 0.72

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




4.   CONSUMER FINANCE RECEIVABLES

     Consumer Finance receivables consist of:

                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       1998           1997
                                                     --------       --------
                                                          (In thousands)
     Consumer Product Portfolio                      $ 30,849       $ 38,814
     Small Loan Portfolio                              55,148         58,659
     Automobile Finance Portfolio                       3,184          6,382
     Travel Finance Portfolio                           4,901          6,165
     Other                                              6,019         10,194
                                                     --------       --------
                                                      100,101        120,214
     Less deferred interest                             4,018          7,402
     Less allowance for credit losses                   7,770          7,835
     Less deferred administrative fees, ATM
        membership fees and insurance revenues          1,932          1,780
     Less credit insurance and reserves for
        policyholders' benefits                           472            699
                                                     --------       --------
                                                     $ 85,909       $102,498
                                                     ========       ========


5.   NOTES PAYABLE

     Notes payable consist of:

                                                   SEPTEMBER 30,  DECEMBER 31,
                                                        1998          1997
                                                      -------       -------
                                                         (In thousands)
     Wells Fargo Line of Credit                       $42,000       $62,000
                                                      =======       =======

     The Company entered into a credit agreement with several banks and Wells Fargo Bank, National Association, as Agent, (the "Wells Fargo Line of Credit") on June 13, 1997 that provides for the issuance of notes up to $100,000,000 subject to an allowable borrowing base. Holdings and all of the Company's significant domestic subsidiaries are guarantors under the Wells Fargo Line of Credit. In addition, the Company has pledged substantially all of its assets, including its receivables, and the stock of all of its significant subsidiaries as collateral for the amounts the Company borrows under the Wells Fargo Line of Credit. The amounts outstanding under these notes bear interest at rates that are determined by the type of borrowing. Borrowings under the notes are collateralized by all receivables in the Company. The Wells Fargo Line of Credit expires on June 12, 2000. The credit facility contains certain restrictive covenants that require, among other things, the maintenance of certain financial ratios and amounts. The amount of unused available credit under the facility was approximately $21,100,000 at September 30, 1998 and was limited by the allowable borrowing base.


6.   LONG-TERM DEBT

     Long-term debt consists of a promissory note payable to a bank that bears interest at the bank's reference rate. Interest is payable monthly and the principal which was due in July, 1998 was paid off.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




7.   RELATED PARTY TRANSACTIONS

     In connection with its formation, the Company, Banner and Holdings, entered into the Reorganization Agreement and certain other agreements (the "Financing Agreement", the "Option Agreement", and the "Operating Agreement").

     The Financing Agreement, as amended, grants the Company an exclusive right to provide financing to Banner customers for a term of fifteen years from the date of the Reorganization and provides that any contracts purchased pursuant to this Agreement will be at face value less a transaction fee, which is subject to renegotiation at six month intervals. The Company returned $5.8 million of contracts purchased for the year ended December 31, 1997. The Company did not return any contracts purchased for the nine months ended September 30, 1998. The Company can terminate the Financing Agreement at any time upon one year's prior written notice to Banner. All unpaid amounts are due within 18 months and bear interest at the Company's borrowing rate. Interest income realized on the amount due from Banner was approximately $271,000 for the nine months ended September 30, 1998.

     In the accompanying condensed consolidated financial statements the transaction fee is computed based upon 2.5% of the net receivables written in the consumer product portfolio.

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

     The Operating Agreement provides, among other things, that Banner, Holdings or their affiliates are obligated to provide to the Company, and the Company is obligated to utilize certain services, including accounting, management information systems and employee benefits. If such services involve an allocation of expenses, such allocation shall be made on a reasonable basis. To the extent that such services directly relate to the finance portion of the consumer products business contributed by Banner to the Company, or to the extent that other costs are incurred by Banner, Holdings or their affiliates that directly relate to the Company, the Company is obligated to pay Banner, Holdings or their affiliates' actual cost of providing such services or incurring such costs. Employee benefit expenses are allocated to the Company based on the ratio of actual payroll expenses of employees in the consumer products business contributed by Banner to the Company compared to total actual payroll expenses of Banner before such allocation. Accounting expenses are allocated 50% to the Company. The operating costs of Banner's management information systems function are allocated initially 50% to the Company for a period of five years, subject to adjustment from time to time to reflect changing costs and usage. Except for management information systems services, the Operating Agreement continues until terminated by either the Company, Holdings or Banner upon one year's prior written notice. Termination may be made on a service-by-service basis or in total. Such allocated expenses totaled approximately $1,113,000 and $1,175,000 for the nine months ended September 30, 1998 and 1997, respectively.

     In July 1998 the Company agreed to provide financing to Banner for the purchase of inventory and in return will receive a security interest in the financed inventory. In connection with such financing the Company will charge Banner interest at the Company's borrowing rate and the notes will be due on demand. The Company has also agreed to provide third party guaranties to selected vendors of Banner for inventory purchases. Through September 30, 1998 the Company has advanced to Banner directly or to vendors on behalf of Banner approximately $2.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, expectations regarding the Company's efforts to resolve Year 2000 issues and the effects of a failure to resolve such issues, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1: Business -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The following sets forth certain information relating to the Company's financial trends, credit quality and delinquency experienced in the Company's consumer finance receivables portfolio, for the periods presented. Such amounts exclude the automobile portfolio.

                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          ---------------------     ---------------------
                                                              SEPTEMBER 30,              SEPTEMBER 30,
                                                          ---------------------     ---------------------

                                                            1998         1997         1998         1997
                                                          --------     --------     --------     --------
FINANCIAL TRENDS (000's omitted)

Gross receivables (at end of period)                      $ 96,916     $113,483     $ 96,916     $113,483
Deferred interest (at end of period)                         3,700        7,763        3,700        7,763
                                                          --------     --------     --------     --------
Net receivables (at end of period)                          93,216      105,720       93,216      105,720

Deferred administrative and membership fees
     & insurance (at end of period)                          1,932        1,493        1,932        1,493
Allowance for credit losses (at end of period)               7,770        7,360        7,770        7,360
                                                          --------     --------     --------     --------

Net carrying value                                        $ 83,514     $ 96,867     $ 83,514     $ 96,867
                                                          ========     ========     ========     ========

Average net receivables                                   $ 93,730     $110,400     $ 98,041     $114,465

Average interest bearing liabilities(1)                     40,925       62,083       49,400       66,700

Administrative and membership fee income                       897          628        2,480        1,657

Total interest income(2)                                     5,842        7,133       18,173       22,214
Total interest expense                                         852        1,236        3,034        4,110
                                                          --------     --------     --------     --------
Net interest income before provision for credit losses       4,990        5,897       15,139       18,104

Net provision for credit losses                              1,972        2,666        5,747        7,895

Net write-offs                                               1,914        2,666        5,812        7,321

Average interest rate on average net receivables              24.9%        25.8%        24.7%        25.9%
Average interest rate on interest bearing liabilities          8.3%         8.0%         8.2%         8.2%
                                                          --------     --------     --------     --------

Net interest spread                                           16.6%        17.8%        16.5%        17.7%
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

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                                 ---------------------     ---------------------

                                                                   1998         1997         1998         1997
                                                                 --------     --------     --------     --------


CREDIT QUALITY (000's omitted)

Average net receivables                                          $ 93,730     $110,400     $ 98,041     $114,465

Net provision for credit losses                                     1,972        2,666        5,747        7,895

Net write-offs                                                      1,914        2,666        5,812        7,321

Provision for credit losses as a % of average net receivables         8.4%         9.7%         7.8%         9.2%

Net write-offs as a % of average net receivables                      8.2%         9.7%         7.9%         8.5%

END OF PERIOD (000's omitted)

Net receivables                                                                            $ 93,216     $105,720
Allowance for credit losses                                                                   7,770        7,360
Allowance for credit losses as a % of net receivables                                           8.3%         7.0%


DELINQUENCY EXPERIENCE (000's omitted)

Past due accounts (gross receivables)
31-60 days                                                                                 $  2,125     $  3,804
61 days or more                                                                               6,950        7,314

Accounts with payments 31 days or more past due
as a percentage of end of period gross receivables                                              9.4%         9.8%

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997.



     Total revenues in the three months ended September 30, 1998 decreased to $11.2 million from $13.2 million in the three months ended September 30, 1997, a decrease of $2.0 million.

     Interest income on the consumer finance receivables portfolio in the three months ended September 30, 1998 decreased to $5.8 million from $7.1 million in the three months ended September 30, 1997, a decrease of $1.3 million. This decrease was primarily attributable to a decrease in the net consumer finance receivables portfolio which averaged $93.7 million in the three months ended September 30, 1998, compared to $110.4 million in the three months ended September 30, 1997. The average interest rate earned on this portfolio decreased to 24.9% for the three months ended September 30, 1998, compared to 25.8% for the three months ended September 30, 1997.

     Interest income on the automobile finance receivables portfolio in the three months ended September 30, 1998 decreased to $0.1 million from $0.3 million in the three months ended September 30, 1997. This decrease was due to a decrease in the automobile finance receivables which averaged $3.3 million in the three months ended September 30, 1998, compared to $6.9 million in the three months ended September 30, 1997. At the present time, the Company no longer offers automobile financing.

     Revenue from travel services decreased to $2.2 million for the three months ended September 30, 1998 compared to $2.3 for the three months ended September 30, 1997, a decrease of $0.1 million.

     Other income for the three months ended September 30, 1998 decreased to $3.0 million from $3.5 million in the three months ended September 30, 1997, a decrease of $0.5 million. Other income in the three months ended September 30, 1998 includes an increase of $0.3 million in administrative and membership fee income earned on small loans, and an increase of $0.3 million earned by the Company's captive insurance company, offset by a decrease of $0.4 million in late charges as a result of a decrease in the Company's consumer receivables portfolio and a $0.4 million decrease in commission and broker fees on income from the sale of automobile insurance contracts, and a decrease in other miscellaneous income items of $0.3 million.

     Operating expenses in the three months ended September 30, 1998 held constant at $6.4 million compared to the three months ended September 30, 1997.

     The provision for credit losses in the three months ended September 30, 1998 decreased to $2.0 million from $2.7 million in the three months ended September 30, 1997, a decrease of $0.7 million. The decrease was primarily due to the decline experienced by the Company in its consumer finance receivables coupled with an increase in the overall credit quality of the portfolio.

     Interest expense in the three months ended September 30, 1998 decreased to $0.9 million from $1.2 million in the three months ended September 30, 1997. This decrease was due to a decrease in the amounts borrowed under the lines of credit which averaged $41.0 million in the three months ended September 30, 1998, compared to $62.1 million in the three months ended September 30, 1997.

     As a result of the foregoing factors, net income in the three months ended September 30, 1998 decreased to $1.2 million from $1.7 million in the three months ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997.



     Total revenues in the nine months ended September 30, 1998 decreased to $34.4 million from $39.2 million in the nine months ended September 30, 1997, a decrease of $4.8 million.

     Interest income on the consumer finance receivables portfolio in the nine months ended September 30, 1998 decreased to $18.2 million from $22.2 million in the nine months ended September 30, 1997, a decrease of $4.0 million. This decrease was primarily attributable to a decrease in the net consumer finance receivables portfolio which averaged $98.0 million in the nine months ended September 30, 1998, compared to $114.5 million in the nine months ended September 30, 1997. The average interest rate earned on this portfolio decreased to 24.7% for the nine months ended September 30, 1998, compared to 25.9% for the nine months ended September 30, 1997.

     Interest income on the automobile finance receivables portfolio in the nine months ended September 30, 1998 decreased to $0.5 million from $1.2 million in the nine months ended September 30, 1997. This decrease was due to a decrease in the automobile finance receivables which averaged $4.2 million in the nine months ended September 30, 1998, compared to $7.8 million in the nine months ended September 30, 1997. At the present time, the Company no longer offers automobile financing.

     Revenue from travel services increased $0.1 million for the nine months ended September 30, 1998 to $6.3 million from $6.2 million for the nine months ended September 30, 1997.

     Other income for the nine months ended September 30, 1998 decreased to $9.3 million from $9.6 million in the nine months ended September 30, 1997, a decrease of $0.3 million. Other income in the nine months ended September 30, 1998 includes an increase of $0.8 million in administrative and membership fee income earned on small loans, and an increase of $0.8 million earned by the Company's captive insurance company, offset by a decrease of $0.8 million in late charges as a result of a decrease in the Company's consumer receivables portfolio and a $1.0 million decrease in commission and broker fees on income from the sale of automobile insurance contracts.

     Operating expenses in the nine months ended September 30, 1998 increased to $19.8 million from $18.6 million in the nine months ended September 30, 1997, an increase of $1.2 million. Of this increase, $0.7 million is attributable to operating costs and expenses incurred in connection with the Company's captive insurance company. The remaining increase of $0.5 million was primarily due to the expansion of the small loan business, including an increase in rent, number of employees and related payroll expenses.

     The provision for credit losses in the nine months ended September 30, 1998 decreased to $5.7 million from $7.9 million in the nine months ended September 30, 1997, a decrease of $2.2 million. This decrease was primarily due to the decline experienced by the Company in its consumer finance receivables coupled with an overall improvement in credit quality.

     Interest expense in the nine months ended September 30, 1998 decreased to $3.0 million from $4.1 million in the nine months ended September 30, 1997. This decrease was due to a decrease in the amounts borrowed under the lines of credit which averaged $49.4 million in the nine months ended September 30, 1998, compared to $66.7 million in the nine months ended September 30, 1997.

     As a result of the foregoing factors, net income in the nine months ended September 30, 1998 decreased to $3.5 million from $5.2 million in the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operations primarily through cash flow generated from operations and borrowings under its lines of credit.

     For the nine months ended September 30, 1998, net cash provided by operating activities totaled $14.0 million, while investing activities provided $9.6 million of cash flow. During this period the Company paid down $20.9 million of debt.

     The Company funds its lending activities and operations with borrowings under the Wells Fargo Line of Credit. Holdings and all of the Company's significant domestic subsidiaries are guarantors under the Wells Fargo Line of Credit. In addition, the Company has pledged substantially all of its assets, including its receivables, and the stock of all of its significant subsidiaries as collateral for the amounts the Company borrows under the Wells Fargo Line of Credit. The amount of credit available at any one time under the Wells Fargo Line of Credit is limited to 75% of eligible contracts. As of September 30, 1998 under the Wells Fargo Line of Credit, approximately $42.4 million was outstanding, including letters of credit, and $21.1 million was available to the Company.

     The Wells Fargo Line of Credit also contains certain restrictive covenants that require, among other things, that the Company maintain specific financial ratios and satisfy certain financial tests.

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

     On June 26, 1998, Holdings received a dividend of approximately $6.0 million from one of its subsidiary companies, Central Rents, Inc. Holdings loaned the $6.0 million to Banner, who in turn paid the Company $4.0 million on the note receivable from affiliate.

     In July 1998 the Company agreed to provide financing to Banner for the purchase of inventory and in return will receive a security interest in the financed inventory. In connection with such financing the Company will charge Banner interest at the Company's borrowing rate and the notes will be due on demand. The Company has also agreed to provide third party guaranties to selected vendors of Banner for inventory purchases. Through September 30, 1998 the Company has advanced to Banner directly or to vendors on behalf of Banner approximately $4.7 million.

IMPACT OF THE YEAR 2000 ISSUE

     The Company is addressing its Year 2000 issues under a three pronged approach. These are identified as material internally developed software, purchased software and microcontrollers and computers.

     Last year the Company engaged an outside consulting firm to evaluate, assess and make compliant the Company's material internally developed software with the Year 2000. The Company's internally developed code is the principal software used to evaluate, process, approve, initiate and collect on loans in the Company's various finance portfolios.

     The outside consultants are responsible for evaluating the existing software, modifying the code, delivering the revised code and assisting in the installation and testing of the modified software. Such modifications are primarily focused on the Company's smaller declining portfolios. The Company's larger and growing Efectiva portfolio is already substantially Year 2000 compliant. The Company has received the required modifications from the outside consultants for these smaller portfolios. The Company is expected to begin installing the modifications and will then begin testing. Testing is expected to take about six months, is expected to be completed by June of 1999 and will include technical testing as well as user testing including various dates both before and after the Year 2000.

     Testing and compliance work has begun on the Company's purchased software. Most of the purchased software is ancillary in nature to the Company's primary business activities, supporting non-core business functions such as new product offerings and peripheral activities. The Company has already received compliance certification from most of the third party developers or vendors and indications from most of the remaining vendors that their software will be compliant by the Year 2000.

     The Company has evaluated its mid range AS/400 computer, the various microcontrollers and other computers and determined that relatively few systems will need to be replaced to support the Year 2000. Where such replacements are necessary, they will occur in the normal course of business prior to the Year 2000. The Company does not anticipate accelerating the replacement of these systems due to the Year 2000 issues.

COST TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

     The following schedule shows the Company's actual or estimated expenditures, which have been and are expected to be funded by operating cash flows, to make the Company's systems compliant with the Year 2000.


                                        CUMULATIVE    1998 4TH QUARTER      1999            2000
                                     THROUGH 9/30/98     ESTIMATE        ESTIMATE        ESTIMATE
                                     ---------------  ----------------   --------        --------
YEAR 2000 COSTS($000's omitted)            $387            $137            $171            $  0

THE COMPANY'S YEAR 2000 CONTINGENCY PLANS

     The most reasonably likely worst case Year 2000 scenario for the Company is failure to complete the required modifications to the internally developed software for the Company's smaller declining portfolios. It is likely, that if such a failure were to occur the Company would experience an inability to correctly age accounts in these portfolios and may therefore experience some deterioration in the customer receivable quality and an increase in credit losses.

     The Company believes that it will successfully complete the installation and testing of the required modifications to its internally developed software for the Company's smaller declining portfolios prior to the Year 2000.

     As a contingency, in the event the Company is unable to successfully complete such installation and testing of the modifications for these smaller portfolios, they will be transferred to the Company's Efectiva portfolio which at the present time is substantially Year 2000 compliant.


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


                                      CENTRAL FINANCIAL ACCEPTANCE CORPORATION



November 16, 1998                      /s/ Gary M Cypres
                                       ----------------
                                       Gary M. Cypres
                                       Chairman of the Board

November 16, 1998                      /s/ Anthony S. Fortunato
                                       ------------------------
                                       Anthony S. Fortunato
                                       President


November 16, 1998                      /s/  A. Keith Wall
                                       ------------------
                                       A. Keith Wall
                                       Chief Financial Officer


November 16, 1998                      /s/ Neal E. Gower
                                       -----------------
                                       Neal E. Gower
                                       Principal Accounting Officer

INDEX TO EXHIBITS


Exhibit
Number                     Description
-------                    -----------

27.1                       Financial Data Schedule