Form 10-K
period 1998-12-31
CENTRAL FINANCIAL ACCEPTANCE CORP
filed 1999-03-31
CIK 1012483

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 1999
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

        Registrant's telephone number, including area code:(323) 720-8600

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on March 25, 1999, as reported on the Nasdaq National Market, was approximately $4,600,000. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the Registrant's Common Stock, as of March 25, 1999: 7,277,000

                       DOCUMENTS INCORPORATED BY REFERENCE

       DOCUMENT INCORPORATED          PART OF FORM 10-K INTO WHICH INCORPORATED
-----------------------------------   -----------------------------------------
DEFINITIVE PROXY STATEMENT FOR THE                    PART III
1999 ANNUAL MEETING OF STOCKHOLDERS


================================================================================

                               TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
PART I     ...........................................................................  3

Item 1.    BUSINESS...................................................................  3

Item 2.    PROPERTIES................................................................. 22

Item 3.    LEGAL PROCEEDINGS.......................................................... 23

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................ 23

PART II    ........................................................................... 24

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...... 24

Item 6.    SELECTED FINANCIAL DATA.................................................... 25

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS...................................................... 27

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................. 42

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................ 43

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE....................................................... 43

PART III   ........................................................................... 44

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT............................. 44

Item 11.   EXECUTIVE COMPENSATION..................................................... 44

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT............................................................. 44

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................. 44

PART IV    ........................................................................... 45

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K............ 45

                                     PART I

ITEM. BUSINESS

INTRODUCTION

        Certain matters discussed in this Annual Report on Form 10-K may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Central Financial Acceptance Corporation and its subsidiaries (the "Company" which may be referred to as "we" or "us," or "Central" when referring only to the parent company) operate in, projections of future performance, expectations regarding our efforts to resolve Year 2000 issues and the effects of a failure to resolve such issues, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "-- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price."

COMPANY OVERVIEW

        We are a specialized consumer finance company that primarily serves the financing needs of the rapidly growing low income Hispanic population. We believe this market is underserved. Through our consumer finance services, we:

        o  Provide small, unsecured personal loans to our customers

        o Purchase and service consumer finance receivables our customers generate for purchases of high quality brand name consumer products, electronics, appliances and furniture sold by Banner's Central Electric, Inc. ("Banner"), an affiliate of the Company, and by independent retailers

        o Sell airline tickets and originate and service travel-related finance receivables

        o Provide insurance products and insurance premium financing to our customers

        o  Provide income tax preparation services

        o  Provide check cashing services

        o  Provide mortgage loan financing

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

        The Company was incorporated in Delaware on April 11, 1996. Our principal executive offices are located at 5480 East Ferguson Drive, Commerce, California 90022, and our telephone number is (323) 720-8600.

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

BUSINESS STRATEGY

        Recognizing these demographic trends, our strategy has been to identify new financial products and services that we believe could be introduced successfully to the low income Hispanic population in urban areas within California and increase the number of locations through which we can distribute our products and services. From 1991, when we were acquired by our current management, until our initial public offering in June 1996, we grew primarily by introducing such financial products and services and by increasing our pricing. Our most significant growth has occurred as a result of the introduction of unsecured small loans in the fourth quarter of 1992, a product which we believe offers significant continued growth potential. In 1995, we began offering company-financed sales of airline tickets and in 1996, we began selling automobile insurance and offering insurance premium financing and expanded our independent retail financing business. In 1996, we expanded our distribution network through acquisitions of travel and auto insurance businesses primarily serving the Hispanic community.

        In May 1997, we introduced a new financial product involving the issuance of a card, called an "Efectiva Card." The Efectiva Card provides our customers with the ability to access their established lines of credit with us by withdrawing cash from our cash dispensing machines. Our cash dispensing machines are proprietary and are not part of any networked system. We have presently installed our cash dispensing machines in 25 locations owned or leased by the Company or Banner and 20 locations owned or leased by unaffiliated parties.

        In October 1997, we entered into an agreement with K-Mart Corporation ("K-Mart") to install our cash dispensing machines at 10 K-Mart locations in Southern California. In January 1998, we and K-Mart agreed to expand the relationship and install cash dispensing machines in an additional 9 K-Mart stores. At certain times of the year, we also place our employees at the K-Mart stores in kiosks we provide to receive and process applications for lines of credit and Efectiva Cards with the Company. The agreement, which can be terminated for any reason by either K-Mart or us at any time after the first six months, requires us to pay a monthly license fee to K-Mart for each location and to pay all costs and expenses related to the installation and maintenance of our cash dispensing machines and our on-site employees. In December 1998, we commenced discussions with K-Mart to seek expansion opportunities for our K-Mart program and to explore alternative means of compensating K-Mart.

        In January 1998, we began to offer income tax return preparation and electronic filing services to our customers. In January 1999, we began to offer income tax refund anticipation loans of up to $2,500 in connection with the tax return preparation and electronic filing services.

        In February 1998, we entered into a definitive agreement to acquire Mission Savings and Loan Association, a federally chartered savings association based in Riverside, California (the "Bank") with deposits insured by the Federal Deposit Insurance Corporation (the "FDIC"). The cost of the acquisition to be paid in cash will equal 1.47 times the Bank's adjusted stockholders' equity at the end of the month immediately prior to the date of acquisition. This amount is currently estimated to be approximately $5.0 million. The acquisition is subject to, among other things, the approval of the Office of Thrift Supervision (the "OTS"). The agreement expires on May 31, 1999 unless extended by us and the Bank. We cannot assure that the OTS will approve the acquisition or that the Bank will agree to extend the agreement if the acquisition is not consummated by May 31, 1999. At December 31, 1998, the Bank had approximately $47.5 million in total assets and $3.4 million in total stockholders' equity. The Bank had net income of $0.2 million during 1998.

        Although we expect the Bank to continue to accept deposits, the primary purpose of the acquisition is to offer checking accounts and other financial services and to expand our consumer lending business through the issuance of a credit card substantially similar to our Efectiva Card.

        In mid-1998, we began to offer fee based check cashing services in check cashing centers in both the retail stores operated by Banner and in separate stand-alone check cashing centers or coupled with our finance centers. By the end of 1998, we had established 24 check cashing centers.

        In the third quarter of 1998, we established a mortgage loan business and began to offer and write small second trust mortgage loans.

        In March 1999, we completed the acquisition of the retail operations of Panamericana Travel Systems, Inc. a travel service provider located in Southern California. The asset purchase included 24 leased

Panamericana travel center stores and will add to our existing travel business, which we believe will make us the largest provider of travel services to the Hispanic community in Southern California.

BUSINESS ACTIVITIES

        At December 31, 1998, our gross receivables portfolio was approximately $108.3 million, consisting of these major product categories

        o  Loan contracts (the "Small Loan Portfolio")

        o Consumer product contracts from sales by Banner (the "Consumer Product Portfolio")

Our receivables portfolio also includes

        o Consumer finance contracts from sales by independent retailers (the "Independent Retail Finance Portfolio")

        o  Travel finance contracts (the "Travel Finance Portfolio")

        o  Insurance premium finance contracts (the "Premium Finance Portfolio")

        o  Automobile finance contracts (the "Automobile Finance Portfolio")

        o  Mortgage loan contracts (the "Mortgage Loan Portfolio")

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

        Consumer Product Finance. We purchase and service consumer finance receivables generated through Banner's sales of brand name consumer products through five stores in the greater Los Angeles area. Consumer products that we finance include televisions, stereos, refrigerators, washers and dryers, ovens, freezers, furniture, household accessories and special order items.

Small Loan Business

        In December 1992, we began offering unsecured, closed-end, small loans generally ranging from $350 to $1,500 for personal, family or household purposes at Banner's flagship installment credit store. Prior to beginning this business, we determined that there was a significant demand for small loans, and that financial institutions in our geographic market were not making loans of less than $1,500 and did not have adequate underwriting experience to serve the low income Hispanic population. Beginning in May 1997, we began offering unsecured open-end small loans which can be accessed through the Efectiva Card. At December 31, 1998, we had issued approximately 148,000 Efectiva Cards. At December 31, 1998, our small loan business was operating through 52 facilities, 5 of which were at Banner locations and 28 of which were finance, check cashing or travel centers and 19 of which were at K-Mart locations.

        Independent Retail Installment Finance. We also provide financing to consumers for the purchase of products and services that independent retailers sell. At present, we have independent retail installment financing arrangements with approximately 75 retailers in the greater Los Angeles area, most with one or two locations. However, since we plan to concentrate on expanding our Efectiva Card with major retailers, we have begun to phase out our relationship with the smaller retailers.

        Travel Sales and Finance. As a complementary business line, in mid-1995 we began our travel business, offering sales of airline tickets, as well as the financing of such purchases. We believe that we are currently the largest provider of travel services to the low income Hispanic population in California. Substantially all of our ticket sales are for international travel, which generally provides a higher commission structure than does domestic travel. At December 31, 1998, we operated through 71 locations, of which 49 are located in Southern California, 16 are located in Northern California and six are located outside of California. In March of 1999, we completed the asset purchase of 24 Panamericana Travel System locations located primarily in Southern California. Combined with our existing travel locations, we believe that this purchase positions us as the leading provider of travel services to Hispanic consumers in Southern California. We believe that both our small loan and travel product lines can be offered out of the 1,000 to 1,500 square foot travel locations, and that these locations can efficiently offer additional financial products and services which we anticipate we will make available in the future.

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

Other Business Activities

        We act as an intermediary for an independent insurance carrier who sells credit life and credit accident and health insurance to our customers. Through this arrangement, we sell policies to our customers within limitations established by agency contracts with that insurer. Credit life insurance provides for the payment in full of the borrower's credit obligation to the lender if the borrower dies. Credit accident and health insurance provides for repayment of loan installments to the lender during the insured's period of involuntary unemployment resulting from disability, illness or injury. Premiums for such credit insurance are at the maximum authorized rates and are stated separately in our disclosure to customers, as required by the Truth-in-Lending Act and applicable state statutes. We do not act as an intermediary with respect to the sale of credit insurance to non-borrowers. We earn a commission from the insurance carrier on the sale of credit insurance which is based in part on the claims experience on policies that the insurance carrier sells through us. Beginning in mid-1996, the independent insurance carrier reinsured the credit life and credit accident and health risk with a newly formed subsidiary of the Company. As a result of this reinsurance arrangement, the credit risk remains with us. In 1996, we also began our automobile insurance and insurance premium financing businesses. Our income tax service company began servicing our customers in January 1998. In mid-1998, we began to offer fee based check cashing services. In the third quarter of 1998, we established a mortgage loan business and began to offer and write small second trust mortgage loans.

COMPANY OPERATIONS

Credit Procedures

        In late 1996, we took a number of steps to improve collections and credit quality. We hired two senior executives in the credit and collections fields. In December 1996, we installed an autodialer to assist our collections personnel in successfully contacting past due borrowers. In November 1998, we completed installation of our Lexon, front-end scoring system. This system allows us to track new credit applications and capture and analyze customer credit data more effectively. This system also eliminated the need for expensive data lines and terminals which were replaced by fax machines to transmit applications to the central input location at our corporate headquarters.

        We have developed uniform guidelines and procedures for evaluating credit applications for installment credit sales and small loans. We take credit applications at all of our locations and at each of Banner's stores. We then generally transmit them electronically through our computer system to our credit processing facility, where all credit approval and verification is centralized. We also take credit applications at each of the independent retail locations for which we provide financing and at certain times at each K-Mart location that has our cash dispensing machines, and generally transmit them to our credit processing facility via facsimile. We believe that our underwriting policies and procedures allow us to respond quickly to credit requests. We typically respond to credit applicants within one hour. We believe that because of our prompt response, many customers prefer to deal with us instead of our competitors.

        Our credit managers and credit approvers make their decisions on a case by case basis and with help from the Lexon system and are influenced by, among other things, whether an applicant is a new or existing customer. New applicants complete standardized credit applications which contain information concerning income level, employment history, stability of residence, driver's license or state identification card, social security number, capacity to pay and personal references. We also obtain a credit bureau report and rating, if available, and seek to confirm other credit-related information. For an established customer, in all instances the credit process currently includes a review of the customer's credit and payment history with us. Because we offer multiple lines of credit, we review the aggregate amount that a customer owes. In cases where a customer makes a request for a substantial increase in his or her aggregate outstanding balance, we will obtain a credit bureau report and will seek to confirm employment. In instances where the applicant has no or limited credit history, we may require a co-signer with appropriate credit status to sign the contract and may, in the installment credit business, also require a down payment. Depending on the size of the transaction and other relevant factors, we may also verify the applicant's employment and residence with our credit verifiers. See " -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price -- Credit Risk Associated with Customers; Lack of Collateral."

Payment and Collections

        Industry studies estimate that more than 25% of the adult population in the United States does not maintain a checking account, which is a standard prerequisite for obtaining a consumer loan, credit card or other form of credit from most consumer credit sources. Our customers are required to make their monthly payments using a payment schedule that we provide to them. The vast majority of our customers make their payments in cash at our locations or at our payment facilities in Banner's stores. For our customers who are paid their wages by check but who do not maintain checking accounts, we have begun to cash such checks for a fee through our check cashing company in order to facilitate account payments.

        We consider payments past due if a borrower fails to make any payment in full on or before its due date, as specified in the installment credit or small loan contract the customer signs. We currently attempt to contact borrowers whose payments are not received by the due date within 10 days after such due date. We contact these borrowers by both letter and telephone. In December 1996, we installed an autodialer which allows us to make up to 500 telephone calls per hour to assist our collections personnel in successfully contacting past due borrowers. If no payment is remitted to us after the initial contact, we make additional contacts every seven days, and, after a loan becomes 31 days delinquent, we generally turn the account over to our credit collectors. Under our guidelines, we generally charge off and turn over an account to a collection agency when we determine that the account is uncollectible, which is typically when the account is between 91 and 150 days past due.

Finance Contracts

        We use different types of financing contracts, depending on the dollar amount of the financing and the product financed. Each of the contracts is in Spanish and English and requires monthly payments. State and federal regulations govern many of the terms, conditions and disclosures in the finance contracts. See " -- Regulation of the Company." When a qualifying customer with an open account balance increases the amount outstanding with an additional purchase or loan, the customer executes a new contract for the new aggregate balance and, with a portion of the proceeds, pays off the original contract.

Insurance

        We maintain various insurance policies of the type, and in the amounts, which are usual for our business. We maintain coverage for business interruptions, including interruptions resulting from computer failure. We believe that our insurance coverage is adequate.

Management Information Systems

        Under an Operating Agreement dated June 24, 1996 among us, Banner and Banner Holdings, Inc. ("Holdings"), the only shareholder of Banner and our only shareholder, we use Banner's management information systems and have been granted a license to use Banner's management information systems' software. Banner and the Company have invested significant resources to develop a proprietary system that integrates all major aspects of the businesses of the Company and Banner. The computer system uses an IBM "AS/400" as the Company server, which provides on-line, real-time information processing services to terminals located in each of Banner's locations, in our centralized credit processing facility and in certain other of the Company's facilities. The system allows for complete processing of our (1) consumer product finance, automobile finance, travel finance and small loan businesses, including most application processing and credit-approval, (2) acquisition of credit bureau reports, accessing the payment history of all active accounts, (3) preparation of contracts, (4) payment posting, and (5) all other collection-monitoring activities. In addition, the system provides customized reports to analyze each of our portfolios on a daily, weekly and monthly basis. We believe that the computer system is sufficient to permit significant growth in each of our business lines and portfolios without the need for a material additional investment in management information systems. Banner has adopted procedures designed to minimize the effect of systems failures and other types of potential problems, including routine backup and off-site storage of computer tapes, as well as redundancy and "mirroring" of certain computer processes. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of the Year 2000 Issue."

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

        Each of our other businesses, including travel sales, check cashing, income tax preparation and automobile insurance sales, operate in highly competitive industries. We compete against a large number of national and regional firms engaged in such businesses. Many of these competitors have substantially greater financial, marketing and sales resources than us. We cannot assure that our present competitors or companies that choose to enter the marketplace in the future will not exert significant competitive pressures on us.

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

State Regulation

        Consumer Product and Travel Finance. In California, the California Retail Installment Sales Act (the "Unruh Act") regulates our consumer product finance and travel finance businesses. The Unruh Act requires us to disclose to our customers, among other matters, (1) the conditions under which we may impose a finance charge, (2) the method of determining the balance which is subject to a finance charge, (3) the method used to determine the amount of the finance charge, and (4) the minimum periodic payment required. In addition, the Unruh Act provides consumer protection against unfair or deceptive business practices by (1) regulating the contents of retail installment sales contracts, (2) setting forth the respective rights and obligations of buyers and sellers, and
(3) regulating the maximum legal finance rate or charge on installment credit sales.

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

        Insurance Premium Finance. The State of California Department of Financial Institutions regulates our insurance premium finance business. In general, state law and regulations set forth requirements and procedures for (1) the cancellation of policies and collection of unearned premiums, (2) regulating the form and content of premium finance agreements, (3) limiting the amount of finance, delinquency, cancellation and other fees we may charge, and (4) prescribing notice periods for the cancellation of policies for nonpayment.

        Insurance Businesses. In California, the State of California Department of Insurance regulates our insurance businesses. In general, this agency issues regulations which require us to, among other things, maintain fiduciary fund and trust accounts and follow specific market, general business and claims practices.

Federal Regulation

        We are subject to extensive federal regulation as well, including the Truth-in-Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act and the regulations thereunder and the Federal Trade Commission's Credit Practices Rule. These laws require us to provide complete disclosure of the principal terms of each loan to every prospective borrower, prohibit misleading advertising, protect against discriminatory lending practices and proscribe unfair credit practices. Among the principal disclosure items under the Truth-in-Lending Act are the terms of repayment, the total finance charge and the annual rate of finance charge or "Annual Percentage Rate" on each loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on certain bases, including race, color, sex, national origin, age or marital status. Regulation B issued under the Equal Credit Opportunity Act requires creditors to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. The Credit Practices Rule limits the types of property a creditor may accept as collateral to secure a consumer loan.

Travel Agency Regulation

        Each of our travel locations are travel agencies which are regulated by the Airline Reporting Corporation ("ARC"). The ARC represents the major scheduled air carriers and sets the operating rules for travel agencies. We are required to submit weekly reports to the ARC and to meet certain procedural, funding and bonding requirements that the ARC sets.

Income Tax Preparation Regulation

        Our income tax preparation business is subject to certain state and Federal regulations. Federal legislation requires income tax preparers to, among other things, set forth their signatures and identification numbers on all tax returns they prepare and retain for three years all tax returns prepared. Federal laws also subject income tax return preparers to accuracy-related penalties in connection with the preparation of income tax returns.

Check Cashing Regulation

        The California Department of Justice regulates our check cashing business. In general, state law and regulations set forth requirements and procedures which require us to, among other things, limit the amount of fees we may charge, renew our check casher's permit annually and post a schedule of the fees we charge for check cashing services in each of our locations.

REGULATION AND SUPERVISION OF THE BANK AND CENTRAL

General

        If the acquisition of the Bank is consummated, Central will be a savings and loan holding company and, as result, will be subject to OTS regulation, examination, supervision and reporting requirements. This regulation is intended primarily for the protection of depositors and the Savings Association Insurance Fund ("SAIF") and not for the benefit of Central's stockholders. The Bank is a federally chartered savings bank and a member of the Federal Home Loan Bank ("FHLB") of San Francisco. The FDIC insures the Bank's deposits through the SAIF to the maximum extent permitted by law. The Bank is subject to extensive regulation by the OTS, as its chartering agency, and by the FDIC, as its deposit insurer. The Board of Governors of the Federal Reserve System (the "Federal Reserve Board") also regulates the Bank with respect to certain aspects of its business.

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

Insurance of Deposit Accounts.

        The FDIC may terminate a savings association's deposit insurance upon a finding that the institution (1) has engaged in unsafe or unsound practices, (2) is in an unsafe or unsound condition to continue operations or (3) has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

Regulatory Capital Requirements.

        The OTS capital regulations require savings associations to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets,
(2) leverage capital (core capital) equal to 3% of total adjusted assets, and
(3) risk-based capital equal to 8.0% of total risk-based assets. The Bank must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings association to maintain capital above the minimum capital levels.

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

        HOLA permits savings associations not in compliance with the OTS capital standards to seek an exemption from certain penalties or sanctions for noncompliance. The OTS will grant such an exemption only if certain strict requirements are met, and deny the exemption request under certain circumstances. If the OTS grants an exemption, the savings association still may be subject to enforcement actions for other violations of law or unsafe or unsound practices or conditions.

FDICIA Prompt Corrective Action Regulations

        The prompt corrective action regulation of the OTS, requires certain mandatory actions and authorizes the OTS to take certain other discretionary actions against a savings association that falls within certain undercapitalized capital categories specified in the regulation.

        The regulation establishes five categories of capital classification:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the risk-based capital, leverage capital, and tangible capital ratios are used to determine an institution's capital classification.

        In general, the prompt corrective action regulation prohibits an insured depository institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition, adequately capitalized institutions may accept Brokered Deposits only with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll-over Brokered Deposits.

        If the OTS determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OTS may, if the institution is well capitalized, reclassify it as adequately capitalized; if the institution is adequately capitalized but not well capitalized, require it to comply with restrictions applicable to undercapitalized institutions; and, if the institution is undercapitalized, require it to comply with certain restrictions applicable to significantly undercapitalized institutions.

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

Qualified Thrift Lender Test

        Savings associations must meet a QTL test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a "domestic building and loan association" in section 7701 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Bank maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association.

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

Payment of Dividends and Other Capital Distributions

        OTS regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The OTS recently adopted an amendment to these capital distribution limitations which is effective April 1, 1999. Under the new rule, a savings association in certain circumstances may be required to file an application and await approval from the OTS prior to making a capital distribution, may be required to file a notice 30 days prior to the capital distribution, or may be permitted to make the capital distribution without notice or application to the OTS. Accordingly, any such payment or distribution by the Bank to Central will be subject to regulation and certain limitations on amount. In general, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would cause the Bank to fail to meet one of its regulatory capital requirements. The OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice.

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

        In general, Sections 23A and 23B and OTS regulations issued in connection therewith limit the extent to which a savings association or its subsidiaries may engage in certain "covered transactions" with affiliates to an amount equal to 10% of the association's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings association and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate.

        In addition, under the OTS regulations, a savings association may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

        The OTS regulation generally excludes all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board decides to treat such subsidiaries as affiliates. The regulation also requires savings associations to make and retain records that reflect affiliate transactions in reasonable detail, and provides that certain classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

Enforcement

        Whenever the OTS has reasonable cause to believe that a savings and loan holding company's continuation of any activity or ownership or control of any non FDIC-insured subsidiary constitutes a serious risk to the financial safety, soundness or stability of a savings and loan holding company's subsidiary savings institution and is inconsistent with the sound operation of the savings institution, the OTS may order the holding company, after notice and opportunity for a hearing, to terminate such activities or to divest such noninsured subsidiary. The OTS, in such a situation, also may issue a directive without any notice or opportunity for a hearing, which may (1) limit the payment of dividends by the savings institution, (2) limit transactions between the savings institution and its holding company or its affiliates and (3) limit any activity of the association that creates a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

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

Federal Home Loan Bank System

        The Bank is a member of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available to members loans (i.e., advances) in accordance with the policies and procedures established by the Board of Directors of the individual FHLB.

        As a member, the Bank is required to own capital stock in an FHLB in an amount equal to the greater of: (1) 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, (2) 0.3% of total assets, or
(3) 5% of its FHLB advances (borrowings).

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

Rechartering Legislation

        Congress has been considering legislation in various forms that would require federal thrifts, such as the Bank, to convert their charters to national or state bank charters. The Treasury Department has been studying the development of a common charter for federal savings associations and commercial banks. Pursuant to the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA"), if the thrift charter is eliminated after January 1, 1999, the EGRPRA would require the merger of the BIF and the SAIF into a single Deposit Insurance Fund on that date. In the absence of appropriate "grandfather" provisions, legislation eliminating the thrift charter could have a material adverse effect on the Bank and Central because, among other things, the regulatory, capital, and accounting treatment for national and state banks and savings associations differs in certain significant respects. We cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would contain adequate grandfather rights for the Bank and Central.

Year 2000 Compliance

        The Federal Financial Institutions Examination Council has issued interagency statements to the chief executive officers of all federally supervised financial institutions regarding year 2000 project management awareness. It is expected that unless financial institutions address the technology issues relating to the coming of the year 2000, there will be major disruptions in the operations of financial institutions. The statements provide guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the year 2000 problem. The federal banking agencies intend to conduct year 2000 compliance examinations, and the failure to implement a year 2000 program may be seen by the federal banking agencies as an unsafe and unsound banking practice. If a federal banking agency determines that the Bank is operating in an unsafe and unsound manner, the Bank may be required to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action being taken, which may include a cease and desist order and fines.

ADVERTISING

        We actively advertise primarily on Hispanic television and radio and through newspaper and direct mail, targeting both our present and former customers and potential customers who have used other sources of consumer credit. We believe that our advertising contributes significantly to our ability to compete effectively with other providers of consumer credit.

EMPLOYEES

        At December 31, 1998, we had 366 hourly employees, 68 salaried employees and 94 employees paid on a commission basis, primarily in our travel and insurance business. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

BUSINESS CONSIDERATIONS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND STOCK PRICE

        Discussions of certain matters contained in this Annual Report may constitute forward-looking statements under Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate in, projections of future performance, expectations regarding our efforts to resolve Year 2000 issues and the effects of a failure to resolve such issues, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance and achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements. The following is a summary of some of the important factors that could affect our future results of operations and/or our stock price, and should be considered carefully.

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

        Because we rely on the creditworthiness of our customers for repayment and do not rely on collateral securing the debt, we experience actual rates of losses higher than lenders who have collateral which they can repossess in the event of a borrower's default. At December 31, 1998, net receivables, defined as gross receivables less deferred interest, included the net finance receivables (comprised of all receivables except those in the Automobile Finance and Premium Finance Portfolios) of $99.2 million, or 95.7% of our total net receivables. At December 31, 1998, the finance receivables had accounts with payments 31 days or more past due as a percentage of end of period gross receivables of 4.3%, as compared to 7.4% and 6.4%, at year-end 1997 and 1996, respectively. In 1998, the portfolios comprising the finance receivables had net write-offs of $13.0 million, as compared to $10.9 million in 1997 and $7.3 million in 1996. The provision for credit losses net of recoveries for such portfolios as a percentage of average net finance receivables was 9.1% in 1998, as compared to 10.8% and 9.1% during 1997 and 1996, respectively. We cannot assure that we will not experience increases in delinquencies and net write-offs which would require additional increases in the provisions for credit losses. Such increases would adversely affect results of operations if we were not able to increase the rate charged on receivables to reflect the additional risks in its portfolios. Since we presently charge the maximum allowable interest rates on our various loan products, further increases in delinquencies and write-offs will adversely affect results of operations. For information concerning our credit quality experience, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of

Operation -- Financial Trends," "-- Credit Quality" and "-- Delinquency Experience and Allowance for Credit Losses."

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

Dependence of Consumer Product Portfolio on Banner

        The Consumer Product Portfolio consists of consumer finance receivables generated from products Banner sells. The performance of the Consumer Product Portfolio therefore depends substantially upon the success of Banner's stores. The Consumer Product Portfolio accounted for 31.3% of our gross receivables portfolio as of December 31, 1998.

Seasonal Fluctuations in Quarterly Operating Results

        We experience the highest demand for our financial products and services between October and December, and experience the lowest demand for our financial products and services between January and March. These significant seasonal fluctuations in our business directly impact our operating results and cash needs.

Interest Rate Risk

        The net interest spread, which is the difference between the average interest rate on average net receivables and the average interest rate on average interest bearing liabilities (the "Net Interest Spread"), partially determines our profitability. Because we pay a floating interest rate on borrowings under our Line of Credit (as defined below), increases in such rate have at times decreased, and in the future may decrease, our Net Interest Spread. This may have a material adverse effect on our results of operations and financial condition. We are required to maintain interest rate hedging arrangements for at least 50% of our Senior Funded Debt (as defined in the Line of Credit). However, this percentage may be reduced by the amount (expressed as a percentage) of the ratio of any permitted fixed rate indebtedness issued by Central to the total

Senior Funded Debt (as defined in the Line of Credit). We have a hedge on $40.0 million as of December 31, 1998. This hedging agreement is for the period July 21, 1997 through July 21, 2000 and at a cost of $136,000.

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

        Currently, we fund our business activities under a revolving loan agreement with several banks and Wells Fargo Bank, N.A., as agent (the "Line of Credit") which expires June 12, 2000. Although the Line of Credit permits us to borrow up to $100.0 million, the amount of credit available at any one time is limited to 70% of eligible contracts. At December 31, 1998, the total amount available to us under the Line of Credit was $72.1 million of which approximately $52.3 million was outstanding, including letters of credit. Credit facilities are typically limited to a certain percentage of such eligible contracts or receivables.

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

Restrictions Imposed by the Line of Credit

        We have pledged substantially all of our assets, including our receivables, and the stock of all of our significant domestic subsidiaries as collateral for the amounts we borrow under the Line of Credit. In addition, our significant subsidiaries have guaranteed our borrowings under the Line of Credit. As of December 31, 1998, we had approximately $52.3 million aggregate principal amount outstanding under the Line of Credit, including letters of credit of $0.3 million.

        The Line of Credit requires, among other things, that we maintain specific financial ratios and satisfy certain financial tests. Our ability to meet these financial ratios and financial tests can be affected by events beyond our control, and we cannot assure that we will meet these tests. The Line of Credit also restricts, among other things, our ability to (1) incur additional indebtedness, (2) pay indebtedness prior to the date when due, (3) pay dividends, make certain other restricted payments or consummate certain asset sales, (4) merge or consolidate with any other person, (5) enter into certain transactions with affiliates, (6) incur indebtedness that is subordinate in priority and right of payment to amounts outstanding under the Line of Credit, and (7) make future acquisitions in excess of an aggregate amount. At December 31, 1998, we were in compliance with the financial ratios and tests. However, the breach of any of these covenants could result in a default under the Line of Credit. In the event of a default under the Line of Credit, the lenders could seek to declare all amounts outstanding under the Line of Credit, together with accrued and unpaid interest, to be immediately due and payable. If we were unable to repay the amounts, the lenders under the Line of Credit could proceed against the collateral that we granted to them to secure our indebtedness, which is substantially all of our and our subsidiaries' assets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Ability of the Company to Execute its Business Strategy

        Our financial performance will depend, in part, on our ability (1) to integrate new locations into our operations, (2) to generate satisfactory performance or enhance performance at these locations, (3) to integrate new financial products and services into our operations; and (4) to enter into arrangements with additional major retailers for distribution of our financial products and services. As a result of an acquisition in March 1999, we have added 24 new travel locations. Expansion of our business may negatively impact our operating results, particularly during the periods immediately following the expansions. In addition, we cannot assure that we will be able to profitably implement our business strategy in new geographic areas. Furthermore, we may compete for expansion and acquisition opportunities with companies that have significantly greater financial and other resources than us. We cannot assure that we will be able to locate suitable new locations or acquisition candidates, or that any operations that we open or acquire will be effectively and profitably integrated into our existing operations.

        Our financial performance also depends, in part, on our ability to manage our various portfolios and our ability to successfully introduce additional financial products and services across multiple locations. We cannot assure that we will introduce additional financial products and services or, if introduced, that these financial products and services will be successful. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

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

Impact of Government Regulation

        Our operations are regulated by federal, state and local government authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. These requirements and restrictions include, among other things, (1) regulating credit granting activities, (2) establishing maximum interest rates and charges, (3) requiring disclosures to customers, (4) governing secured transactions, (5) setting collection, repossession and claims handling procedures, (6) regulating insurance claims practices and procedures, and other trade practices. Although we believe that we are in compliance in all material respects with applicable local, state and federal laws, rules and regulations, we cannot assure that more restrictive laws, rules and regulations will not be adopted in the future which may make compliance more difficult or expensive, restrict our ability to purchase or finance installment sales or small loans, further limit or restrict the amount of interest and other charges imposed in installment sales or small loans originated by retailers or the Company, or otherwise materially adversely affect our business or prospects. See "Business -- Regulation of the Company."

Dependence Upon Key Personnel

        Our success depends substantially on certain members of our senior management, in particular Mr. Cypres, our Chairman of the Board. The loss of the services of Mr. Cypres could materially adversely affect our business and financial condition. We do not maintain key man life insurance.

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

Year 2000

        We have computer systems that identify dates using only the last two digits of the year. These systems must be prepared to distinguish dates such as 1900 from 2000. Computer system failures due to processing errors potentially arising from calculations using Year 2000 dates are a known risk. We have established processes to identify, prioritize, renovate or replace systems that may be affected by Year 2000 dates. However, third party vendor dependency, including government entities, may impact our efforts to successfully complete Year 2000 compliance for all systems in a timely fashion. Computer system failures or disruption as a result of the failure to be Year 2000 compliant could have a material adverse effect on our business, financial condition and results of operations. For further information regarding our Year 2000 compliance program and status, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Impact of the Year 2000 Issue."

Other Risks

        From time to time, we detail other risks with respect to our business and/or financial results in our filings with the Securities and Exchange Commission (the "SEC").

ITEM 2. PROPERTIES

        Our executive and administrative offices occupy approximately 17,000 square feet of a building which Holdings owns that is located at 5480 East Ferguson Drive, Commerce, California 90022. We believe that our executive and administrative offices are adequate for current needs and that additional space in our headquarters is available for future expansion. Our payment centers located in Banner's stores are adequate for our present and anticipated needs. We own an 86,000 square foot property in Los Angeles on which we built a 10,000 square foot loan center. We also purchased in July 1998 a 4,000 square foot building in Maywood, California and have converted that facility into one of our finance centers. All of our other locations are leased pursuant to short-term leases.

ITEM 3. LEGAL PROCEEDINGS

        We are involved in certain legal proceedings arising in the normal course of our business. We do not believe the outcome of these matters will have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our stockholders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NASDAQ NATIONAL MARKET LISTING

        Our common stock is listed on the Nasdaq National Market and traded under the symbol "CFAC." The following table sets forth, in the periods indicated, the high and low sales prices per share of our common stock, as reported by the Nasdaq National Market for the periods presented. As of March 5, 1999, there were approximately four holders of record of our common stock.

                                                                      HIGH          LOW
                                                                     -------       ------
                 Quarter ended March 31, 1997...............         $20.00        $16.00
                 Quarter ended June 30, 1997................         $16.00        $8.875
                 Quarter ended September 30, 1997...........         $11.875       $10.00
                 Quarter ended December 31, 1997............         $11.50        $9.25
                 Quarter ended March 31, 1998...............         $12.375       $9.50
                 Quarter ended June 30, 1998................         $12.25        $8.625
                 Quarter ended September 30, 1998...........         $9.00         $7.00
                 Quarter ended December 31, 1998............         $7.50         $4.00

        We received a letter dated February 26, 1999 from the Nasdaq Stock Market advising us that based upon its review of price data for our common stock covering the last 30 consecutive trading dates prior to the date of the letter, our common stock had not maintained a market value of public float greater than or equal to $5 million.

        Market value of public float greater than or equal to $5 million is required for continued listing of our common stock on the Nasdaq National Market. Recognizing that this may be a temporary situation, Nasdaq advised us that it is not taking delisting action with respect to the market value of public float deficiency at this time. Rather, Nasdaq advised us that we will have 90 calendar days, or until May 27, 1999, to rectify the deficiency.

        If at any time within this 90 calendar day period, the closing bid price of our common stock allows for the maintenance greater than $5 million of public float for ten consecutive trading days, we will have complied with the market value of the public float requirement. Nasdaq also advised us that if we are unable to demonstrate compliance with the minimum $5 million market value of public float requirement on or before May 27, 1999, our securities will be delisted at the opening of business on June 1, 1999, unless prior to May 27, 1999 we avail ourself of available procedural remedies to stay the delisting of our common stock.

        Nasdaq defines public float as shares of common stock that are not held directly or indirectly by any officer or director of the Company or by any other person who is the beneficial owner of more than 10% of the total shares of common stock outstanding. In July 1996, we sold approximately 29% of our outstanding common shares, or 2,127,000 shares, to the public. However, presently we believe that our public float is only approximately 1,081,000 shares of common stock as a result of a single shareholder which has accumulated and has reported beneficial ownership of approximately 1,019,000 common shares.

DIVIDENDS

        We have never paid and have no present intention of paying cash dividends on our common stock. We anticipate that we will retain all earnings for use in our business, and we do not anticipate paying cash dividends for the foreseeable future. The Delaware General Corporation Law also restricts our ability to pay dividends. The Delaware General Corporation Law provides that a Delaware Corporation may pay dividends either (1) out of the corporation's surplus (as defined by Delaware law), or (2) if there is no surplus, out of the corporation's net profit for the fiscal year in which the dividend is declared or the preceding fiscal year. Any determination in the future to pay dividends will depend on our financial condition, capital requirements, results of operations, contractual limitations, legal restrictions and any other factors our Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data with respect to our consolidated financial position as of December 31, 1997 and 1998 and our results of operations for the years ended December 31, 1996, 1997, and 1998 has been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report. This information should be read in conjunction with such consolidated financial statements and the notes thereto. The selected financial data with respect to our consolidated financial position as of December 31, 1994, 1995 and 1996 and our results of operations for the year ended December 31, 1994 and 1995 has been derived from our audited consolidated financial statements, which are not presented in this Annual Report.

                     SELECTED FINANCIAL AND OPERATING DATA
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                             ------------------------------------------------------------
                                                1994        1995         1996         1997        1998
                                             ----------  ----------  -----------   ----------  ----------
STATEMENTS OF INCOME DATA:
Revenues:
 Interest Income
   Consumer Product Portfolio .............  $   11,787  $   12,508  $    12,850   $   10,822  $    7,224
   Small Loan Portfolio ...................       1,057       5,095        9,686       13,056      13,792
   Automobile Finance Portfolio ...........          --         240        1,548        1,434         664
   Other(1) ...............................          --         176        1,691        5,001       3,290
                                             ----------  ----------  -----------   ----------  ----------
            Total Interest Income .........      12,844      18,019       25,775       30,313      24,970
   Travel services ........................          --         371        2,449        8,716       8,961
   Transaction fees on contracts purchased
      from related party ..................         857         916          965        1,127         933
   Other income(2) ........................       1,868       2,857        7,238       11,884      12,024
                                             ----------  ----------  -----------   ----------  ----------
            Total Revenues ................      15,569      22,163       36,427       52,040      46,888
                                             ----------  ----------  -----------   ----------  ----------
Costs and Expenses:
   Operating expenses .....................       5,170       7,288       12,676       27,217      26,870
   Provision for credit losses ............       3,923       5,449        9,105       12,296       8,814
   Interest expense .......................       2,801       4,278        4,697        5,314       3,870
                                             ----------  ----------  -----------   ----------  ----------
Income before taxes .......................       3,675       5,148        9,949        7,213       7,334
Income tax expense ........................       1,493       2,079        3,979        2,823       2,933
                                             ----------  ----------  -----------   ----------  ----------
Net income before discontinued
   operations .............................       2,182       3,069        5,970        4,390       4,401
                                             ----------  ----------  -----------   ----------  ----------
Discontinued operations net
   income (loss) ..........................          --          50          (91)          --          --
                                             ----------  ----------  -----------   ----------  ----------
Net income ................................  $    2,182  $    3,119  $     5,879   $    4,390  $    4,401
                                             ==========  ==========  ===========   ==========  ==========
PER SHARE DATA:
Basic earnings per share before
   discontinued operations ................  $     0.42  $     0.60  $      0.96   $     0.60  $     0.60
Net income (loss) per share discontinued
   operations .............................        0.00        0.01        (0.01)        0.00        0.00
                                             ----------  ----------  -----------   ----------  ----------
Net income per share ......................  $     0.42  $     0.61  $      0.95   $     0.60  $     0.60
                                             ==========  ==========  ===========   ==========  ==========
Diluted earnings per share from continuing
   operations .............................  $     0.42  $     0.60  $      0.96   $     0.60  $     0.60

Earnings (loss) per share from discontinued
   operations .............................        0.00        0.01        (0.01)        0.00        0.00
                                             ----------  ----------  -----------   ----------  ----------
Net income per share ......................  $     0.42  $     0.61  $      0.95   $     0.60  $     0.60
                                             ==========  ==========  ===========   ==========  ==========
Weighted average number of shares
   outstanding ............................   5,150,000   5,150,000    6,213,500    7,277,000   7,277,000

------------------

(1) Other interest income includes interest earned on the Travel Finance Portfolio and the Independent Retail Finance Portfolio and through our insurance premium finance business.

(2) Other income includes administrative fees charged on certain small loan contracts, late charges, revenue from the sale of insurance products, fees charged for income tax preparations services and check cashing fees.

                                               AS OF DECEMBER 31,
                                 -----------------------------------------------
                                  1994      1995      1996      1997      1998
                                 -------  --------  --------  --------  --------
BALANCE SHEET DATA:

Cash ..........................  $   215  $     57  $  5,848  $  4,794  $  8,295
Net receivable ................   56,337    94,674   119,074   102,498    96,195
Total assets ..................   73,942   101,730   145,357   135,149   129,085
Notes payable .................   48,845    63,967    74,024    62,000    52,000
Stockholder's equity ..........   23,951    33,632    61,353    65,743    70,144


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the information under "Item 6. Selected Financial Data" and our Consolidated Financial Statements and Notes thereto and other financial data, included elsewhere in this Annual Report. Certain statements under this caption constitute "forward-looking statements" under Section 27A of the Securities Act and Section 21E of the Exchange Act which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in these forward-looking statements. Factors that might cause such a difference, include but are not limited to, credit quality, economic conditions, efforts to resolve year 2000 issues and the effects of a failure to resolve such issues, competition in the geographic and business areas in which we conduct our operations, fluctuations in interest rates and government regulation. For additional information concerning these factors, see "Item 1. Business -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price."

OVERVIEW

        In pursuit of our business strategy, since 1992 we have expanded our financing business by (1) offering consumer financing through additional installment credit stores opened by Banner, (2) increasing the number and type of products and services financed, and (3) offering new financial products and services. In 1992, we began offering (1) small unsecured loans generally ranging from $300 to $1,500 with average loan terms of 12 months, and (2) installment credit finance to Banner's customers at three additional installment credit stores in the greater Los Angeles area and one additional installment credit store in San Francisco that Banner opened or acquired in 1994. In 1995, we opened two finance centers offering small loans and travel finance and one automobile sales location in the greater Los Angeles area, and began offering consumer product finance to Banner's customers at one additional installment credit store in the greater Los Angeles area that Banner opened in 1995. In 1995, we also began offering financing for the sale of used automobiles, which was discontinued in May 1997. Beginning in late 1995, we expanded our indirect consumer financing business by offering financing to consumers for the purchase of products and services sold by independent retailers. At present, we have retail installment financing arrangements with approximately 75 independent retailers in the greater Los Angeles area. In 1996, we expanded our travel business by acquiring 25 travel locations in June and 55 locations in December. We presently have 71 travel locations, of which 65 are located in California. In addition, we began our automobile insurance business in 1996 through 12 locations in the greater Los Angeles area and also began offering insurance premium financing to our customers.

        In May 1997, we introduced the Efectiva Card. The Efectiva Card provides our customers with the ability to access their established lines of credit with us by withdrawing cash from our cash dispensing machines. We have presently installed our cash dispensing machines in 25 locations owned or leased by the Company or Banner and 20 locations owned or leased by unaffiliated parties.

        In October 1997, we installed our cash dispensing machines at 10 K-Mart locations in Southern California. In addition, in January 1998, we and K-Mart agreed to expand the relationship and install cash dispensing machines in an additional 9 K-Mart stores. In December 1998, we commenced discussions with K-Mart to seek expansion opportunities for our K-Mart program and to explore alternative means of compensating K-Mart.

        In January 1998, we began to offer income tax return preparation and electronic filing services to our customers. During the 1998 tax preparation season which runs primarily from January through mid-April, we processed approximately 3,000 tax returns. In January 1999, we began to offer income tax refund anticipation loans of up to $2,500 in connection with the tax return preparation and electronic filing services.

        In February 1998, we entered into a definitive agreement to acquire Mission Savings and Loan Association, a federally chartered savings association based in Riverside, California (the "Bank") with deposits insured by the FDIC. The cost of the acquisition to be paid in cash will equal 1.47 times the Bank's adjusted stockholders' equity at the end of the month immediately prior to the date of acquisition. This amount is currently estimated to be approximately $5.0 million. The acquisition is subject to, among other things, the approval of the OTS. The agreement expires on May 31, 1999 unless extended by us and the Bank. We cannot assure that the OTS will approve the acquisition or that the Bank will agree to extend the agreement if the acquisition is not consummated by May 31, 1999. At December 31, 1998, the Bank had approximately $47.5 million in total assets and $3.4 million in total stockholders' equity. The Bank had net income of $0.2 million during 1998.

        Historically, we have provided payroll check cashing services to our customers free of charge when they come into our finance centers to pay on their accounts. In mid-1998, we began to offer fee based check cashing services in check cashing centers in both the retail stores operated by Banner and in separate stand-alone check cashing centers or coupled with our finance centers. By the end of 1998, we had established 24 check cashing centers.

        In the third quarter of 1998, we established a mortgage loan business and began to offer and write small second trust mortgage loans.

        In March 1999, we completed the acquisition of the retail operations of Panamericana Travel Systems, Inc. a travel service provider located in Southern California. The asset purchase included 24 leased Panamericana travel center stores and will add to our existing travel business making us the largest provided of travel services to the Hispanic community in Southern California.

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

                           CONSUMER PRODUCT PORTFOLIO
           (DOLLARS IN THOUSANDS, EXCEPT AVERAGE NET CONTRACT BALANCE)


                                                                     Years Ended December 31,
                                                        -------------------------------------------------
                                                          1994       1995      1996      1997      1998
                                                        --------    -------   -------   -------   -------
Gross receivable (at end of period) ..................  $ 67,514    $67,811   $61,848   $38,814   $33,886
Deferred interest (at end of period) .................     7,603      7,796     7,132     3,706     3,333
                                                        --------    -------   -------   -------   -------
Net receivable (at end of period) ....................    59,911     60,015    54,716    35,108    30,553
Deferred insurance revenues (at end of period) .......       405        401       270       111        94
                                                        --------    -------   -------   -------   -------
Net carrying value ...................................  $ 59,506    $59,614   $54,446   $34,997   $30,459
                                                        ========    =======   =======   =======   =======
Average net receivable(1).............................  $ 53,656    $57,276   $55,742   $43,717   $30,656
Number of contracts (at end of period) ...............    76,984     84,555    81,361    61,868    62,897
Average net contract balance .........................  $    778    $   710   $   673   $   567   $   496
Average interest bearing liabilities(2) ..............    37,549     39,284    33,489       N/A       N/A
Total interest income(3) .............................    11,787     12,508    12,850    10,822     7,224
Total interest expense(2) ............................     2,579      3,242     2,688     2,101     1,230
Net interest income before provision for credit losses     9,208      9,266    10,162     8,721     5,994
Net provision for credit losses ......................     3,332      3,852     4,955     3,129     2,304
Provision for credit loss as a percentage of
   average net receivable ............................       6.2%       6.7%      8.9%      7.2%      7.5%
Net write-offs .......................................     2,949      3,310     4,257     3,128     3,352
Net write-off's as a percentage of average net
   receivable ........................................       5.5%       5.8%      7.6%      7.2%     10.9%
Average interest rate on average net receivable ......      22.0%      21.8%     23.1%     24.8%     23.6%
Average interest rate on  interest bearing
   liabilities(4) ....................................       6.9%       8.3%      8.0%      8.3%      8.0%
Net Interest Spread ..................................      15.1%      13.5%     15.1%     16.5%     15.6%

----------------

(1) Average net receivable is defined as the average gross receivable less the average deferred interest.

(2) Amounts represent borrowings and related interest expense on our lines of credit for the Consumer Product Portfolio, excluding amounts related to our other borrowings. During 1997, the Company renegotiated and consolidated its lines of credit under the single Line of Credit which is used by Central and all our subsidiaries with Central as the borrower. Therefore, the interest bearing liability is no longer specific to one portfolio. The interest expense was allocated to each portfolio based on their respective weighted average percent of the total finance portfolios.

(3) Amounts represent interest income on installment contracts, excluding administrative fees, late charges and other charges, which are included in other income in the consolidated statements of income appearing elsewhere herein.

(4) Amount is determined in aggregate based on total average borrowings and total interest paid by CFAC.

                              SMALL LOAN PORTFOLIO
           (DOLLARS IN THOUSANDS, EXCEPT AVERAGE NET CONTRACT BALANCE)


                                                               Years Ended
                                                               December 31,
                                             ------------------------------------------------
                                               1994      1995      1996      1997      1998
                                             -------   -------   -------   --------   -------
Gross Receivable (at end of period) .......  $16,735   $37,868   $57,671   $ 58,659   $62,248
Deferred interest (at end of period) ......    1,809     4,187     6,041      1,414       445
                                             -------   -------   -------   --------   -------
Net receivable (end of period) ............   14,926    33,681    51,630     57,245    61,803
Deferred administrative fees, ATM
   fees and insurance revenues
   (at end of period) .....................      392       576       978      1,668     2,169
                                             -------   -------   -------   --------   -------
Net carrying value ........................  $14,534   $33,105   $50,652   $ 55,577   $59,634
                                             =======   =======   =======   ========   =======
Average net receivable(1) .................  $ 5,662   $20,219   $38,847   $ 51,496   $55,312
Number of contracts (at end of period)(5) .   26,166    55,241    79,819    111,000    95,403
Average net contract balance ..............  $   570   $   610   $   647   $    507   $   558
Average interest bearing liabilities(2) ...    3,165    12,902    25,204        N/A       N/A
Total administrative fee and ATM fee income      458     1,133     1,897      2,341     3,433
Total interest income(3) ..................    1,057     5,095     9,686     13,056    13,792
Total interest expense(2) .................      222     1,036     2,009      3,073     2,471
Net interest income before provision
   for credit losses ......................      835     4,059     7,677      9,983    11,321
Net provision for credit losses ...........      591     1,547     3,349      5,000     5,321
Provision for credit losses as a percentage
   of average net receivable ..............     10.4%      7.7%      8.6%       9.7%      9.6%
Net write-offs ............................      155       896     2,606      5,000     8,235
Net write-offs as a percentage of average
   net receivable .........................      2.7%      4.4%      6.7%       9.7%     14.9%
Average interest rate on average
   net receivable .........................     18.7%     25.2%     24.9%      25.4%     24.9%
Average interest rate on interest .........
   bearing liabilities(4) .................      7.0%      8.0%      8.0%       8.3%      8.0%
Net Interest Spread .......................     11.7%     17.2%     17.0%      17.1%     16.9%

------------
(1) Average net receivable is defined as the average gross receivable less the average deferred interest.

(2) Amounts represent borrowings and related interest expense on our lines of credit for the Small Loan Portfolio, excluding amounts related to our other borrowings. During 1997, the Company renegotiated and consolidated its lines of credit under the single Line of Credit which is used by Central and all our subsidiaries with Central as the borrower. Therefore, the interest bearing liability is no longer specific to one portfolio. The interest expense was allocated to each portfolio based on their respective weighted average percent of the total finance portfolios.

(3) Amounts represent interest income on installment contracts, excluding administrative fees, late charges and other charges, which are included in other income in the consolidated statements of income appearing elsewhere herein.

(4) Amount is determined in aggregate based on total average borrowings and total interest paid by CFAC.

(5) In 1997, the number of contracts is skewed higher as a result of many customers having more than one account open in the portfolios that comprise the Small Loan Portfolio. In years other than 1997, the Small Loan Portfolio was principally made up of only one loan product.

Travel Finance Portfolio

        We began offering Company-financed sales of airline tickets in mid-1995. At December 31, 1996, 1997 and 1998, the gross receivables of the Travel Finance Portfolio was $5.6 million, $6.2 million and $5.0 million, respectively, and the net receivables before allowance for credit losses was $5.2 million, $5.7 million and $4.6 million, respectively. In addition, the number of contracts outstanding at December 31, 1996, 1997 and 1998 was 11,772, 14,435 and 12,250,
respectively, with an average net contract balance of approximately $438, $395 and $385, respectively. At December 31, 1996, 1997 and 1998, the average interest rate on the average net portfolio was approximately 25.0%, 25.6% and 25.9%, respectively.

Independent Retail Finance Portfolio

        We began purchasing and servicing consumer finance receivables generated by independent retailers in 1996. At December 31, 1996, 1997 and 1998, the gross receivables of the Independent Retail Finance Portfolio was $7.2 million, $5.2 million and $2.1 million, respectively, and the net receivables before allowance for credit losses was $6.2 million, $4.6 million and $2.0 million, respectively. In addition, the number of contracts outstanding at December 31, 1996, 1997 and 1998, was 12,053, 14,518 and 6,671, respectively, with an average net contract balance of approximately $518, $314 and $293, respectively. At December 31, 1996, 1997 and 1998, the average interest rate on the average net portfolio was approximately 31.5%, 34.7% and 36.5%, respectively.

Premium Finance Portfolio

        We began offering insurance premium financing in late 1996. At December 31, 1996, 1997 and 1998, the gross receivables of the Premium Finance Portfolio was $2.1 million, $5.0 million and $2.3 million, respectively, and the net receivables, before allowance for credit losses was $2.0 million, $4.7 million and $2.2 million, respectively. In addition, the number of contracts outstanding at December 31, 1996, 1997 and 1998 was 2,615, 14,533 and 9,522, respectively, with an average net contract balance of approximately $751, $325 and $228, respectively. This portfolio yielded a 23.4% return on its average net receivable in 1998.

Automobile Finance Portfolio

        We began offering Company-financed sales of used automobiles in mid-1995. In August 1996, we sold the used car sales business to Banner pursuant to an Agreement to Transfer Business Operations among Banner, Central Consumer Finance Company, Central Auto Sales, Inc. and Central (the "Automobile Financing Agreement") which granted us the exclusive right to finance Banner's sales of automobiles or purchase automobile finance contracts Banner generates. Our decision to sell the used car sales business was due to capital considerations and our determination that such business did not presently fit well into our overall business strategy. At December 31, 1996, 1997 and 1998, the gross receivables of the Automobile Finance Portfolio was approximately $11.0 million, $6.4 million and $2.4 million, respectively, and the net receivables of the portfolio was $8.7 million, $5.5 million and $2.3 million, respectively. In addition, the number of contracts outstanding at December 31, 1996, 1997 and 1998 was 1,376, 1,185 and 791, respectively, with an average net contract balance of approximately $8,000, $4,600 and $2,900, respectively. The average interest earned on the average net receivable was 17.6% in 1998. Under the Automobile Financing Agreement, all purchases of automobile finance receivables were made with full recourse to Banner in the event the customer defaults. Accordingly, we maintain no allowance for credit losses with respect to the Automobile Finance

Portfolio. Banner ceased selling used automobiles in May 1997 and, therefore, we are not currently engaged in financing sales of used automobiles.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

        The following table separates the changes in net interest income between changes in average balances ("Volume") and average rates ("Rate") for both average net receivables and average interest bearing liabilities of the Consumer Product Portfolio and the Small Loan Portfolio (dollars in thousands) for the periods presented.

                                           Years Ended                  Years Ended                   Years Ended
                                        December 31, 1996            December 31, 1997             December 31, 1998
                                              versus                       versus                         versus
                                        December 31, 1995            December 31, 1996              December 31, 1997
                                   ---------------------------   ---------------------------   ---------------------------
                                    Volume     Rate     Total     Volume    Rate      Total    Volume     Rate      Total
                                   -------   -------   -------   -------   -------   -------   -------   -------   -------
Increase (decrease) in
   interest income:
   Consumer Product Portfolio ...  $  (354)  $   696   $   342   $(2,978)  $   950   $(2,028)  $(3,146)  $  (452)  $(3,598)
   Small Loan Portfolio .........    4,645       (54)    4,591     3,207       163     3,370     1,264      (528)      736
                                   -------   -------   -------   -------   -------   -------   -------   -------   -------
                                     4,291       642     4,933       229     1,113     1,342    (1,882)     (980)   (2,862)
                                   -------   -------   -------   -------   -------   -------   -------   -------   -------
Increase (decrease) in
   interest expense:
   Bank of America Line of Credit     (465)      (87)     (552)      N/A       N/A       N/A       N/A       N/A       N/A
   Wells Fargo Line of Credit ...      980        (7)      973       440       177       617    (1,270)     (174)   (1,444)
                                   -------   -------   -------   -------   -------   -------   -------   -------   -------
                                       515       (94)      421       440       177       617    (1,270)     (174)   (1,444)
                                   -------   -------   -------   -------   -------   -------   -------   -------   -------
Increase (decrease) in net
   interest income ..............  $ 3,776   $   736   $ 4,512   $  (211)  $   936   $   725   $  (612)  $  (806)  $(1,418)
                                   =======   =======   =======   =======   =======   =======   =======   =======   =======


CREDIT QUALITY

        We make provision for credit losses in the Consumer Product and Travel Finance Portfolios at the time that the contract is purchased or the retail sale is made. The provision for credit losses in the Small Loan, Independent Retail Finance, Premium Finance and Mortgage Loan Portfolios is made following the origination of the loans over the period that the events giving rise to the credit losses are estimated to occur. Our portfolios comprise smaller-balance, homogeneous loans that are evaluated collectively to determine an appropriate allowance for credit losses. The allowance for credit losses is maintained at a level considered adequate to cover losses in the existing portfolios. We pursue collection of past due accounts, and when the characteristics of an individual account indicates that collection is unlikely, the account is charged off and turned over to a collection agency. Accounts are generally charged off when they are between 91 and 150 days past due.

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

                             FINANCE RECEIVABLES(1)
                             (DOLLARS IN THOUSANDS)

                                                       December 31,
                                        ------------------------------------------
                                         1994     1995     1996     1997     1998
                                        ------   ------   ------   ------   ------
Past due accounts (gross receivable):
        31-60 days ...................  $2,340   $2,482   $4,115   $3,204   $2,138
        61 days or more ..............   2,715    3,162    4,332    4,795    2,363
                                        ------   ------   ------   ------   ------
                                        $5,055   $5,644   $8,447   $7,999   $4,501
Accounts with payments 31 days or more
   past due as a percentage of end of
   period gross receivable ...........     6.0%     5.2%     6.4%     7.4%     4.4%
Allowance for credit losses ..........  $3,712   $4,955   $6,786   $7,471   $4,321
Allowance for credit losses as a
   percentage of net receivables .....     5.0%     5.1%     5.8%     7.4%     4.4%

-----------------

(1) Includes receivables in our Consumer Product, Small Loan, Travel Finance and Independent Retail Portfolios.

        In 1996, delinquencies and net write-offs in the Consumer Product Portfolio increased to levels which were substantially higher than those we have historically experienced in such portfolio. These trends continued during 1997. The increases occurred primarily with respect to our existing customers, rather than new credit customers. We believe these increases were a result of excessive credit burdens for some customers, due to an aggregate overextension of credit in the marketplace, coupled with uncertainty over legislative reforms potentially impacting our customers and their extended families. Both the accounts with payments 31 days or more past due as a percentage of end of period gross receivables, and the allowance for credit losses as a percentage of net receivables declined from 7.4% and 7.4% as of December 31, 1997 to 4.4% and 4.4% as of December 31, 1998, respectively, due to our decision to write-off substantially all of the receivables at year end which were more than 150 days past due.

        In late 1996 we took a number of steps to improve collections and credit quality. We hired two senior executives in the credit and collections fields. In December 1996, we installed an autodialer to assist our collections personnel in successfully contacting past due borrowers. In November 1998, we completed installation of our Lexon, front-end credit scoring system. This system allows us to track new credit applications and capture and analyze customer credit data more effectively. This system also eliminated the need for expensive data lines and terminal which were replaced by fax machines to transmit applications to the central input location at our corporation headquarters. Notwithstanding these measures, we cannot assure that the trend in increased delinquencies and net write-offs will not continue.

        The Financing Agreement among us, Banner and Holdings permits us to return to Banner during each of 1996, 1997 and 1998 up to $1.5 million of contracts purchased from or contributed by Banner. As a result of increasing delinquencies in the Consumer Product Portfolio, the Company and Banner amended the Financing Agreement, to permit us for the year ended December 31, 1997 to return more than $1.5 million of contracts purchased or contributed by Banner and for Banner to have up to 18 months to reimburse the Company for amounts transferred to Banner. All amounts unpaid at year end will bear interest at Central's borrowing rate. Banner repurchased $1.5 million of delinquent receivables during the second half of 1996, repurchased $5.8 million of delinquent receivables during 1997 and repurchased $1.5 million of delinquent receivables at the end of 1998.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

        Total revenues in the year ended December 31, 1998 decreased to $46.9 million from $52.0 million in the year ended December 31, 1997, a decrease of $5.1 million or 9.9%.

        Consumer Product Portfolio interest income in the year ended December 31, 1998 decreased to $7.2 million from $10.8 million in the year ended December 31, 1997. This decrease was primarily attributable to a decrease in the portfolio which averaged $30.6 million in the year ended December 31, 1998, compared to $43.7 million in the year ended December 31, 1997. In addition, the average interest rate we charged on this portfolio decreased to 23.6% for the year ended December 31, 1998, compared to 24.8% for the year ended December 31, 1997.

        Small Loan Portfolio interest income in the year ended December 31, 1998 increased to $13.8 million from $13.1 million in the year ended December 31, 1997. The increase was primarily attributable to an increase in the portfolio which averaged $56.7 million in the year ended December 31, 1998, compared to $51.5 million in the year ended December 31, 1997. Most of the growth was due to the growth of the Efectiva Card portion of this portfolio. The average interest rate we charged on the Small Loan Portfolio was 24.3% for the year ended December 31, 1998, compared to 25.4% for the year ended December 31, 1997.

        Interest income on the Automobile Finance Portfolio in the year ended December 31, 1998 decreased to $0.7 million from $1.4 million in the year ended December 31, 1997. This decrease was due to a decrease in the overall portfolio as a result of our decision to withdraw from the used car financing business.

        Other interest income in the year ended December 31, 1998 decreased to $3.3 million from $5.0 million in the year ended December 31, 1997, a decrease of $1.7 million. Of this decrease, $1.0 million was attributed to a decrease in interest income earned on our Independent Retail Finance Portfolio, $0.1 million was attributed to a decrease in interest income earned on our Travel Finance Portfolio, and $0.6 million was attributed to a decrease in interest income earned on the Premium Finance Portfolio.

        Revenues earned on the sales of travel services increased to $9.0 million for the year ended December 31, 1998 compared to $8.7 million for the year ended December 31, 1997, an increase of $0.3 million. This net increase was primarily attributable to improved operations in 1998.

        Other income for the year ended December 31, 1998 increased to $12.0 million from $11.9 million in the year ended December 31, 1997, an increase of $0.1 million. Other income primarily includes administrative fees earned on our Small Loan Portfolio, ATM membership fees earned on our Efectiva Card, late and extension charge income, transaction fees charged on consumer product installment contracts and income earned on the sale of insurance products. Other income in the year ended December 31, 1998 includes a decrease of $1.2 million in administrative fee income earned on small loans, an increase of $2.3 million in ATM membership fees, a $1.2 million decrease in late and extension charges, and a decrease of $0.5 million in insurance product revenues and $0.7 million increase in miscellaneous income.

        Operating expenses in the year ended December 31, 1998 decreased to $26.9 million from $27.2 million in the year ended December 31, 1997, a decrease of $0.3 million. Of this decrease, $0.7 million is attributable to the travel business and $0.8 million to the insurance and premium finance business due to improved operating efficiencies and the closure and consolidation of various locations. These savings were partially offset by a combined increase of $0.5 million in the check cashing and income tax business attributable to their start up, $0.6 million in the captive insurance business attributable to its revenue growth and $0.1 million in the finance portfolio business.

        The provision for credit losses in the year ended December 31, 1998 decreased to $8.8 million from $12.3 million in the year ended December 31, 1997, a decrease of $3.5 million or 28%. This decrease was primarily due to a decrease in the provision for credit losses of $2.9 million in the Independent Retail Finance Portfolio as a result of our decision in 1997 to phase out our relationship with approximately 100 small retailers and a corresponding increase in loss provision in that year. There was an $0.8 million and $0.4 million decrease in the provision for the Consumer Product Portfolio and Premium Finance Portfolio, respectively, resulting primarily from a decrease in the size of these portfolios. An increase of $0.3 million in the provision in the Small Loan Portfolio as a result of the increase in the portfolio and an increase of $0.4 million in the Travel Finance Portfolio offset the above decreases.

        Interest expense in the year ended December 31, 1998 decreased to $3.9 million from $5.3 million in the year ended December 31, 1997. This decrease was due to a decrease in the amounts borrowed under the lines of credit which averaged $48.2 million in the year ended December 31, 1998, compared to $64.1 million in the year ended December 31, 1997.

        As a result of the foregoing factors, net income in the year ended December 31, 1998 remained constant at $4.4 million with the $4.4 million earned in the year ended December 31, 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

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

        Net cash provided from operations totaled $19.7 million, $10.5 million and $17.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. During these periods, the primary source of net cash provided from operations was net income before non-cash charges, principally the provision for credit losses.

        In 1998, cash flow from operating activities of $19.7 million was sufficient to pay down the Line of Credit by $10.0 million, pay off a note payable of $0.9 million, fund fixed asset acquisitions of $1.5 million and fund a net capital outlay of $3.9 million for installment contracts. These activities resulted in a net increase in our cash balance of approximately $3.5 million.

        In 1997, cash flows from operating activities of $10.5 million and increased collections of $3.4 million in our contract receivables were used to pay down $12.0 million on our Line of Credit and fund fixed asset and capital additions of $2.9 million. The aforementioned activities resulted in a net decrease in cash of $1.0 million in 1997.

        In 1996, cash flows from operations of $17.2 million were insufficient to fund $7.4 million of acquisitions, $1.5 million of capital expenditures and $34.4 million of growth experienced in our contract receivables during the year. To fund these expenditures and support the growth in the combined contract receivables portfolio, we relied on capital contributions from Holdings, the proceeds from the initial public offering and bank borrowings made under our credit facilities. Prior to the initial public offering, we made a return of capital of $0.6 million to Banner. Net proceeds from the initial public offering were $22.5 million while bank borrowings provided $10.1 million.

        We require substantial capital to finance our business. Consequently, our ability to maintain our current level of operations and to expand our operations will be affected by the availability of financing and the terms thereof. Currently, we fund financing activities and operations with borrowings under the Line of Credit which expires June 12, 2000. Holdings and all of our significant domestic subsidiaries are guarantors under the Line of Credit. In addition, we have pledged substantially all of our assets, including our receivables, and the stock of all of our significant subsidiaries as collateral for the amounts we borrow under the Line of Credit. The maximum amount available under the Line of Credit is $100.0 million. However, the amount of credit available at any one time under the Line of Credit is limited to 70% of eligible contracts. Credit facilities are typically limited to a certain percentage of such eligible contracts or receivables. As of December 31, 1998, the total amount available to us under the Line of Credit was $72.1 million, of which approximately $52.3 million was outstanding, including letters of credit. We pay commitment fees to the lenders for the unused portion of the Line of Credit. These commitment fees are equal to 37.5 basis points per year times the average daily amount by which the maximum amount available under the Line of Credit exceeds the amount we have borrowed under the line.

        Interest on amounts outstanding under the Line of Credit is, at the option of Central, equal to either (a) 87.5 basis points above the higher of the prime rate Wells Fargo Bank announces or the federal funds rate plus 50 basis points or (b) 225 basis points above the interest rate per annum at which Wells Fargo Bank offers deposits in dollars to prime banks in the London Eurodollar market. The aggregate amount of indebtedness outstanding under the Line of Credit at December 31, 1998 bore interest at the rate of 7.4%. We are required to maintain interest rate hedging arrangements for at least 50% of our Senior Funded Debt (as defined in the Line of Credit). However, this percentage may be reduced by the amount (expressed as a percentage) of the ratio of any permitted fixed rate indebtedness issued by Central to the total Senior Funded Debt (as defined in the Line of Credit). We have a hedge on $40.0 million as of December 31, 1998. This hedging agreement is for the period July 21, 1997 through July 21, 2000 and at a cost of $136,000.

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

        The Line of Credit also contains certain restrictive covenants that require, among other things, us to maintain specific financial ratios and to satisfy certain financial tests. These include: (a) Interest Coverage Ratio (as defined in the Line of Credit) as of the end of each quarter of not less than
1.85 to 1.00 and

(b) Leverage Ratio (as defined in the Line of Credit) as of the end of each quarter of no more than 2.00 to 1.00. We are also required to maintain a Tangible Net Worth (as defined in the Line of Credit) as of the end of each quarter of not less than $50 million, plus an amount equal to 75% of Net Income (as defined in the Line of Credit) earned in each quarter (with no deduction for a net loss in a quarter), plus an amount equal to 75% of the aggregate increases in stockholders' equity as a result of the sale of our capital stock. The breach of any of these covenants or other terms of the Line of Credit could result in a default under the Line of Credit, in which event the lenders could seek to declare all amounts outstanding under the Line of Credit, together with accrued and unpaid interest, to be immediately due and payable. At December 31, 1998, we were in compliance with the financial ratios and tests.

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

        In February 1998, we entered into a definitive agreement to acquire Mission Savings and Loan Association, a federally chartered savings association based in Riverside, California (the "Bank"). The cost of the acquisition will equal 1.47 times the Bank's adjusted stockholders' equity at the end of the month immediately prior to the date of acquisition. This amount, to be paid in cash, is currently estimated to be approximately $5.0 million. The acquisition is subject to, among other things, the approval of the OTS and the approval of the shareholders of the Bank. At December 31, 1998, the Bank had approximately $47.5 million in total assets and $3.4 million in total stockholders' equity. The Bank had net income of $0.2 million during 1998. We expect to have sufficient cash on hand or available under our Line of Credit to consummate the acquisition.

RECENT ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards Number 128 (Earnings per Share) ("SFAS 128"), Statement of Financial Accounting Standards Number 130 (Reporting Comprehensive Income) ("SFAS 130") and Statement of Financial Accounting Standards Number 131 (Disclosures About Segments of an Enterprise and Related Information) ("SFAS 131"). We adopted SFAS 128, for the year ended December 31, 1997. The adoption of SFAS 128, did not have a material effect on our financial position or our results of operations in 1997 or 1998. We have adopted SFAS 130 and SFAS 131 for the year ended December 31, 1998. The adoption of SFAS 130 and SFAS 131 did not have a material effect on our financial position or our results of operations.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of earnings and comprehensive income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Management does not believe that adoption of SFAS 133 will have a material effect on our financial position or results of operations.

IMPACT OF THE YEAR 2000 ISSUE

State of Readiness

        We are working to resolve the potential impact of the Year 2000 on the ability of our computerized information systems to accurately process information that may be date-sensitive. Any of our programs that recognize a date using "00" as the Year 1900 rather than the Year 2000 could result in error or system failures. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities which may have a material adverse effect on our financial condition, results of operations or liquidity. We use a number of computer programs across our entire operations. At this time, we are unable to predict with any certainty the estimated lost revenue we may experience as a result of such failure or disruption. We are addressing our Year 2000 issues under a three pronged approach. These are identified as (1) material internally developed software,
(2) purchased software and (3) microcontrollers and computers.

        In 1998, we engaged an outside consulting firm to evaluate, assess and make compliant our material internally developed software with the Year 2000. Our internally developed code is the principal software used to evaluate, process, approve, initiate and collect on loans in our various finance portfolios.

        We with the assistance of outside consultants are responsible for evaluating the existing software, modifying the code, delivering the revised code and assisting in the installation and testing of the modified software. Such modifications are primarily focused on our smaller declining portfolios. Based on our testing, we believe our larger and growing Efectiva portfolio is already substantially Year 2000 compliant. We received the required modifications from the outside consultants for these smaller portfolios in October 1998. We installed the modifications and have commenced testing. Testing is expected to take about six months, is expected to be completed by June of 1999 and will include technical testing as well as user testing including various dates both before and after the Year 2000.

        Testing and compliance work began on our purchased software in 1998. Most of the purchased software is ancillary in nature to our primary business activities, supporting non-core business functions such as new product offerings and peripheral activities. We initiated formal communications with our vendors in August 1998 to determine the extent to which we may be affected by the failure of these parties to correct their own Year 2000 issues. Our borrowers and customers are generally consumers which mitigates much of the Year 2000 risk. We have already received compliance certification from most of the third party developers or vendors and indications from most of the remaining vendors that their software will be compliant by the Year 2000.

        We have evaluated our mid range AS/400 computer, the various microcontrollers and other computers and determined that relatively few systems will need to be replaced to support the Year 2000. Where such replacements are necessary, they will occur in the normal course of business prior to the Year 2000. We do not anticipate accelerating the placement of these systems due to the Year 2000 issues.

Cost to Address the Company's Year 2000 Issues

        We have budgeted expenditures of approximately $0.7 million in 1998 and 1999 to ensure that our systems are ready for processing information in the Year 2000. The majority of these expenditures relate to the cost of software development and testing. We estimate that we have incurred approximately $0.5 million of our Year 2000 budget expenditures through December 31, 1998 and will incur an additional $0.2 million by the end of 1999. In addition, we incurred, and will continue to incur, certain costs relating to the temporary reallocation of our internal resources to address Year 2000 issues. These expenditures have been and are expected to be funded by operating cash flows.

Risks Presented by the Year 2000 Issue

        Should we and/or our third party developers or vendors fail to timely identify, address and correct material Year 2000 issues, such failure could have a material adverse impact on our ability to operate. The adverse impacts may include the requirement to pay significant overtime to manually process certain transactions and added costs to process certain financing activity. Despite our activities in regards to the Year 2000 issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software will not have a material adverse effect on our business, financial condition, results of operations and business prospects.

The Company's Year 2000 Contingency Plans

        Our most reasonably likely worst case Year 2000 scenario is failure to complete the required modifications to the declining portfolios. It is likely, that if such a failure were to occur we would experience an inability to correctly age accounts in these portfolios and may therefore experience some deterioration in the customer receivable quality and an increase in credit losses. We believe that we will successfully complete the installation and testing of the required modifications to our internally developed software for smaller declining portfolios prior to the Year 2000.

        As a contingency, in the event we are unable to successfully complete such installation and testing of the modifications for these smaller portfolios, we will transfer them to our Efectiva portfolio which we believe at the present time, based on our testing, is substantially Year 2000 compliant. We cannot assume, however, that such contingency plans will be successful.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The risk management discussion and the estimated amounts generated from the analysis that follows are forward-looking statements of interest rate risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to changes in our debt mix and developments in the global financial markets. The analytical methods we use to assess and mitigate these risks should not be considered projections of future events or operating performances.

        We are exposed to interest rate risk in the form of variable interest rates on our Line of Credit. During 1998, the average interest rate charged on the Line of Credit, which was $52.0 million at December 31, 1998, was 8.0%. We have hedged our interest rate risk by purchasing a hedge agreement in the nominal amount of $40.0 million. The interest rate hedge agreement caps our interest rate at 8.75% against $40.0 million of the $52.0 million Line of Credit which was outstanding at December 31, 1998. The remaining $12.0 million was unprotected against interest rate fluctuations.

        We have an interest rate risk exposure of 0.75% on the difference between the interest rate cap of 8.75% and the 8.0% average interest rate for 1998 on the $40.0 million hedge agreement. We have additional interest rate risk exposure on the $12.0 million amount above the interest rate hedge agreement. The Line of Credit agreement terminates on June 12, 2000, and the interest rate hedge agreement terminates on July 31, 2000.

        For an immediate 1.0% increase in interest rates, projected after-tax earnings would decline approximately $0.3 in 1999 and $0.1 in 2000. An immediate 1.0% rise in interest rates is a hypothetical rate scenario, used to estimate risk, and does not currently represent management's expectations of future market developments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" for our financial statements, and the notes thereto, and the financial statement schedules filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

        The Securities and Exchange Commission (the "SEC") allows us to "incorporate by reference" the information we file with them, which means that we can disclose important information to you by referring you to those documents. The information incorporated by reference is considered to be part of this Annual Report. We incorporate by reference in Items 10 to 13 below certain sections of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1998.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        We incorporate by reference in this Annual Report the information required by this Item 10 contained in the sections entitled "Discussion of Proposals Recommended by the Board -- Proposal 1: Elect Four Directors -- Nominees," "Information About Directors and Executive Officers," and "Information About CFAC Common Stock Ownership -- Did Directors, Executive Officers and Greater-Than-10% Stockholders Comply With Section 16(a) Beneficial Ownership Reporting in 1998?" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

        We incorporate by reference in this Annual Report the information required by this Item 11 contained in the sections entitled "Information About Directors and Executive Officers" and "Information About CFAC Common Stock Ownership -- Compensation Committee Interlocks and Insider Participation" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        We incorporate by reference in this Annual Report the information required by this Item 12 contained in the section entitled "Information About CFAC Common Stock Ownership" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We incorporate herein by reference in this Annual Report the information required by this Item 13 contained in the section entitled "Information About Directors and Executive Officers -- Certain Relationships and Related Transactions" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1998.

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

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
  2.2(4)    Agreement and Plan of Reorganization by and between Central
            Financial Acceptance Corporation and Mission Savings and Loan
            Association, a Federal Association, dated as of February 11, 1998.

  3.1(1)    Certificate of Incorporation of Central Financial Acceptance
            Corporation.

  3.2(1)    By-laws of Central Financial Acceptance Corporation.

 10.1(5)+   1996 Stock Option Plan, as amended.

 10.2(1)+   Indemnification Agreement between Central Financial Acceptance
            Corporation and certain directors and officers of the Company.

 10.3(1)+   Employment Agreement between Central Financial Acceptance
            Corporation and Gary M. Cypres dated as of June 24, 1996.

 10.4(1)    Financing Agreement between Central Installment Credit Corporation,
            Banner's Central Electric, Inc., Central Ram, Inc. and Banner
            Holdings, Inc. dated as of June 24, 1996.

 10.5(5)    Option Agreement between Central Financial Acceptance Corporation,
            Banner's Central Electric, Inc. and Banner Holdings, Inc. dated as of June 24, 1996.

 10.6(5)    Operating Agreement between Central Financial Acceptance
            Corporation, Banner's Central Electric, Inc. and Banner Holdings,
            Inc. dated as of June 24, 1996.

 10.7(5)    Tax Sharing Agreement between Central Financial Acceptance
            Corporation, Banner's Central Electric, Inc. and Banner Holdings,
            Inc. dated as of June 24, 1996.

 10.8(5)    Indemnification Agreement between Central Financial Acceptance
            Corporation, Banner's Central Electric, Inc. and Banner Holdings,
            Inc. dated as of June 24, 1996.

 10.9(5)    Indemnification Agreement dated June 24, 1996 between Central
            Financial Acceptance Corporation and Banner Holdings, Inc.

 10.10      Reserved.

 10.11      Reserved.

 10.12(5)+  Central Financial Acceptance Corporation Supplemental Executive
            Retirement Plan dated as of June 24, 1996.

 10.13(5)+  Central Financial Acceptance Corporation Executive Deferred Salary
            and Bonus Plan dated as of June 24 , 1996.

 10.14      Reserved.

 10.15      Reserved.

 10.16      Reserved.

 10.17      Reserved.

 10.18      Reserved.

 10.19      Reserved.

 10.20      Reserved.

 10.21      Reserved.

 10.22(1)+  Adoption Agreement for the Qualified Benefits, Inc. Regional
            Prototype Non-Standardized Profit Sharing Plan and Trust effective as of November 1, 1989.

 10.23      Reserved.

 10.24      Reserved.

 10.25      Reserved.

 10.26(2)+  Employment Agreement between Central Financial Acceptance
            Corporation and Anthony Fortunato dated October 25, 1996.

 10.27(2)+  Employment Agreement between Central Financial Acceptance
            Corporation and Gerard T. McMahon dated August 30, 1996.

 10.28      Reserved.

 10.29(2)   Agreement to Transfer Business Operations among Banner's Central
            Electric, Inc., Central Consumer Finance Company, Central Financial
            Acceptance Corporation and Central Auto Sales, Inc. dated as of July
            31, 1996.

 10.30      Reserved.

 10.31(2)   Amendment One to Financing Agreement between Central Installment
            Credit Corporation, Banner's Central Electric, Inc., Central Ram,
            Inc. and Banner Holdings, Inc., dated as of July 1, 1996.

 10.32      Reserved.

 10.33      Reserved.

 10.34(3) Revolving Loan Agreement, dated as of June 13, 1997, by and among the Company, each Lender who is named therein or who may thereafter become a party to the Revolving Loan Agreement and Wells Fargo Bank, National Association, as Agent and Arranger and Notes executed by the Company with each of the Lenders.

 10.35(3) Security Agreement, dated as of June 13, 1997, by and among the Company and each of the Persons listed on the signature pages thereto, together with other Persons who may become a party thereto, jointly and severally in favor of Wells Fargo Bank, National
            Association, as Agent.

 10.36(3)   Pledge Agreement, dated as of June 13, 1997, by and among Banner
            Holdings, Inc., Banner's Central Electric, Inc. the Company and each of the Persons listed on the signature pages thereto, together with other Persons who may become a party thereto, jointly and severally in favor of Wells Fargo Bank, National Association as Agent under the Revolving Loan Agreement, and in favor of each of the Lenders named therein.

 10.37(3)   Trademark Collateral Assignment, dated as of June 13, 1997, by
            Banner Holdings, Inc. each of the Persons listed on the signature pages thereto, together with other Persons who may become a party thereto, jointly and severally in favor of Wells Fargo Bank, National Association, as Agent for the benefit of the Lenders that are or become a party to the Revolving Loan Agreement.

 10.38(3) Subsidiary Guaranty, dated as of June 13, 1997, by each of the Persons listed on the signature pages thereto, together with each other Person who may become a party thereto, jointly and severally in favor of Wells Fargo Bank, National Association, as Agent for the benefit of the Lenders that are a party to the Revolving Loan
            Agreement.

 10.39(5)   Amendment No. 1 to Revolving Loan Agreement, dated as of November
            17, 1997, by and among the Company, the Lenders party thereto and Wells Fargo Bank, National Association, as Agent.

 10.40(5)   Amendment No. 2 to Revolving Loan Agreement, dated as of March 26,
            1998, by and among the Company, the Lenders party thereto and Wells
            Fargo Bank, National Association as Agent.

 10.41      Amendment No. 3 to Revolving Loan Agreement, dated as of December
            31, 1998, by and among the Company, the Lenders party thereto and Wells Fargo Bank, National Association as Agent.

 21(5)      Subsidiaries of the Registrant.

 27         Financial Data Schedule.

-------------

(1) Incorporated by reference to exhibits filed with the SEC in the Company's Registration Statement on Form S-1 (Registration No. 333-3790).

(2) Incorporated by reference to exhibits filed with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by reference to exhibits filed with the SEC in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4) Incorporated by reference to the exhibit filed with the SEC on February 24, 1998 in the Company's Report on form 8-K.

(5) Incorporated by reference to the exhibits filed with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fourth quarter of 1998.

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

"FDICIA"                                 Federal Deposit Insurance Corporation
                                         Improvement Act of 1991.

"FHLB"                                   Federal Home Loan Bank.

"HOLA"                                   Home Owners' Loan Act, as amended.

"Holdings"                               Banner Holdings, Inc., the sole
                                         shareholder of Banner.

"Independent Retail Finance Portfolio"   The Company's portfolio of consumer
                                         finance contracts from sales by
                                         independent retailers.

"Line of Credit"                         Revolving loan agreement by and among
                                         the Company and Wells Fargo Bank, N.A.,
                                         as agent, and several banks.

"Mortgage Loan Portfolio"                The Company's portfolio of mortgage
                                         loan contracts.

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

"Unruh Act"                              California Retail Installment Sales
                                         Act.

"West Coast"                             West Coast Private Equity Partners,
                                         L.P.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March 1999.

                                        CENTRAL FINANCIAL ACCEPTANCE CORPORATION


                                        By:         /s/ Gary M. Cypres
                                           -------------------------------------
                                                      Gary M. Cypres
                                             Chairman of the Board of Directors



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           SIGNATURE                              TITLE                             DATE
           ---------                              -----                             ----
   /s/ Gary M. Cypres               Chairman of the Board of Directors          March 29, 1999
--------------------------------       Principal Executive Officer)
        Gary M. Cypres


   /s/ Anthony S. Fortunato                       President                     March 29, 1999
--------------------------------
     Anthony S. Fortunato


   /s/ Salvatore J. Caltagirone                   Director                      March 29, 1999
--------------------------------
    Salvatore J. Caltagirone


   /s/ Jose de Jesus Legaspi                      Director                      March 29, 1999
--------------------------------
    Jose de Jesus Legaspi


   /s/ William R. Sweet                           Director                      March 26, 1999
--------------------------------
     William R. Sweet


   /s/ A. Keith Wall                       Vice President and Chief             March 29, 1999
--------------------------------               Financial Officer
         A. Keith Wall                  (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
  2.2(4)    Agreement and Plan of Reorganization by and between Central
            Financial Acceptance Corporation and Mission Savings and Loan
            Association, a Federal Association, dated as of February 11, 1998.

  3.1(1)    Certificate of Incorporation of Central Financial Acceptance
            Corporation.

  3.2(1)    By-laws of Central Financial Acceptance Corporation.

 10.1(5)+   1996 Stock Option Plan, as amended.

 10.2(1)+   Indemnification Agreement between Central Financial Acceptance
            Corporation and certain directors and officers of the Company.

 10.3(1)+   Employment Agreement between Central Financial Acceptance
            Corporation and Gary M. Cypres dated as of June 24, 1996.

 10.4(1)    Financing Agreement between Central Installment Credit Corporation,
            Banner's Central Electric, Inc., Central Ram, Inc. and Banner
            Holdings, Inc. dated as of June 24, 1996.

 10.5(5)    Option Agreement between Central Financial Acceptance Corporation,
            Banner's Central Electric, Inc. and Banner Holdings, Inc. dated as of June 24, 1996.

 10.6(5)    Operating Agreement between Central Financial Acceptance
            Corporation, Banner's Central Electric, Inc. and Banner Holdings,
            Inc. dated as of June 24, 1996.

 10.7(5)    Tax Sharing Agreement between Central Financial Acceptance
            Corporation, Banner's Central Electric, Inc. and Banner Holdings,
            Inc. dated as of June 24, 1996.
 10.8(5)    Indemnification Agreement between Central Financial Acceptance
            Corporation, Banner's Central Electric, Inc. and Banner Holdings,
            Inc. dated as of June 24, 1996.

 10.9(5)    Indemnification Agreement dated June 24, 1996 between Central
            Financial Acceptance Corporation and Banner Holdings, Inc.

 10.10      Reserved.

 10.11      Reserved.

 10.12(5)+  Central Financial Acceptance Corporation Supplemental Executive
            Retirement Plan dated as of June 24, 1996.

 10.13(5)+  Central Financial Acceptance Corporation Executive Deferred Salary
            and Bonus Plan dated as of June 24 , 1996.

 10.14      Reserved.

 10.15      Reserved.

 10.16      Reserved.

 10.17      Reserved.

 10.18      Reserved.

 10.19      Reserved.

 10.20      Reserved.

 10.21      Reserved.

 10.22(1)+  Adoption Agreement for the Qualified Benefits, Inc. Regional
            Prototype Non-Standardized Profit Sharing Plan and Trust effective as of November 1, 1989.

 10.23      Reserved.

 10.24      Reserved.

 10.25      Reserved.

 10.26(2)+  Employment Agreement between Central Financial Acceptance
            Corporation and Anthony Fortunato dated October 25, 1996.

 10.27(2)+  Employment Agreement between Central Financial Acceptance
            Corporation and Gerard T. McMahon dated August 30, 1996.

 10.28      Reserved.

 10.29(2)   Agreement to Transfer Business Operations among Banner's Central
            Electric, Inc., Central Consumer Finance Company, Central Financial
            Acceptance Corporation and Central Auto Sales, Inc. dated as of July
            31, 1996.

 10.30      Reserved.

 10.31(2)   Amendment One to Financing Agreement between Central Installment
            Credit Corporation, Banner's Central Electric, Inc., Central Ram,
            Inc. and Banner Holdings, Inc., dated as of July 1, 1996.

 10.32      Reserved.

 10.33      Reserved.

 10.34(3) Revolving Loan Agreement, dated as of June 13, 1997, by and among the Company, each Lender who is named therein or who may thereafter become a party to the Revolving Loan Agreement and Wells Fargo Bank, National Association, as Agent and Arranger and Notes executed by the Company with each of the Lenders.

 10.35(3) Security Agreement, dated as of June 13, 1997, by and among the Company and each of the Persons listed on the signature pages thereto, together with other Persons who may become a party thereto, jointly and severally in favor of Wells Fargo Bank, National
            Association, as Agent.

 10.36(3)   Pledge Agreement, dated as of June 13, 1997, by and among Banner
            Holdings, Inc., Banner's Central Electric, Inc. the Company and each of the Persons listed on the signature pages thereto, together with other Persons who may become a party thereto, jointly and severally in favor of Wells Fargo Bank, National Association as Agent under the Revolving Loan Agreement, and in favor of each of the Lenders named therein.

 10.37(3)   Trademark Collateral Assignment, dated as of June 13, 1997, by
            Banner Holdings, Inc. each of the Persons listed on the signature pages thereto, together with other Persons who may become a party thereto, jointly and severally in favor of Wells Fargo Bank, National Association, as Agent for the benefit of the Lenders that are or become a party to the Revolving Loan Agreement.

 10.38(3) Subsidiary Guaranty, dated as of June 13, 1997, by each of the Persons listed on the signature pages thereto, together with each other Person who may become a party thereto, jointly and severally in favor of Wells Fargo Bank, National Association, as Agent for the benefit of the Lenders that are a party to the Revolving Loan
            Agreement.

 10.39(5)   Amendment No. 1 to Revolving Loan Agreement, dated as of November
            17, 1997, by and among the Company, the Lenders party thereto and Wells Fargo Bank, National Association, as Agent.

 10.40(5)   Amendment No. 2 to Revolving Loan Agreement, dated as of March 26,
            1998, by and among the Company, the Lenders party thereto and Wells
            Fargo Bank, National Association as Agent.

 10.41      Amendment No. 3 to Revolving Loan Agreement, dated as of December
            31, 1998, by and among the Company, the Lenders party thereto and Wells Fargo Bank, National Association as Agent.

 21(5)      Subsidiaries of the Registrant.

 27         Financial Data Schedule.

-------------

(1) Incorporated by reference to exhibits filed with the SEC in the Company's Registration Statement on Form S-1 (Registration No. 333-3790).

(2) Incorporated by reference to exhibits filed with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by reference to exhibits filed with the SEC in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4) Incorporated by reference to the exhibit filed with the SEC on February 24, 1998 in the Company's Report on form 8-K.

(5) Incorporated by reference to the exhibits filed with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                  PAGE
                                                                                  ----
 Report of Independent Public Accountants........................................  F-2

 CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets at December 31, 1998 and 1997.....................  F-3

   Consolidated Statements of Income for the Years Ended December 31, 1998,
      1997 and 1996..............................................................  F-4

   Consolidated Statements of Stockholders' Equity for the Years Ended
      December 31, 1998, 1997 and 1996...........................................  F-5

   Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,
      1997 and 1996..............................................................  F-6

   Notes to Consolidated Financial Statements....................................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders of Central Financial Acceptance Corporation:


We have audited the accompanying consolidated balance sheets of Central Financial Acceptance Corporation, a Delaware corporation, and subsidiaries, (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years ending December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years ending December 31, 1998 in conformity with generally accepted accounting principles.



                                                 ARTHUR ANDERSEN LLP

Los Angeles, California
March 12,1999

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                           DECEMBER 31,
                                                                 ------------------------------
                                                                     1998              1997
                                                                 ------------      ------------
 ASSETS
  Cash ....................................................      $  8,295,000      $  4,794,000
  Restricted cash .........................................         1,195,000           930,000
  Finance receivables, net ................................        96,195,000       102,498,000
  Prepaid expenses and other current assets ...............         1,686,000         2,063,000
  Note receivable from affiliate ..........................         2,478,000         4,992,000
  Deferred income taxes ...................................         2,442,000         3,845,000
  Income taxes receivable .................................         1,458,000           786,000
  Property and equipment, net .............................         6,677,000         5,880,000
  Intangible and other assets, net ........................         8,659,000         9,361,000
                                                                 ------------      ------------
        TOTAL .............................................      $129,085,000      $135,149,000
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes payable ...........................................      $ 52,000,000      $ 62,000,000
  Accrued expenses and other current liabilities ..........         6,941,000         6,556,000
  Long-term debt ..........................................                --           850,000
                                                                 ------------      ------------
            Total liabilities .............................        58,941,000        69,406,000
                                                                 ------------      ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 5,000,000
       shares authorized; no shares outstanding ...........                --                --
    Common stock, $.01 par value, 20,000,000 shares
       authorized; 7,277,000  shares issued and outstanding            73,000            73,000
    Paid-in capital .......................................        47,903,000        47,903,000
    Retained earnings .....................................        22,168,000        17,767,000
                                                                 ------------      ------------
        Total stockholders' equity ........................        70,144,000        65,743,000
                                                                 ------------      ------------
        TOTAL .............................................      $129,085,000      $135,149,000
                                                                 ============      ============






                  The accompanying notes are an integral part
                      of these consolidated balance sheets.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                  YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                             1998            1997           1996
                                                          -----------    -----------    ------------
REVENUES:
     Interest income
       Consumer product portfolio ....................    $ 7,224,000    $10,822,000    $ 12,850,000
       Small loan portfolio ..........................     13,792,000     13,056,000       9,686,000
       Automobile finance portfolio ..................        664,000      1,434,000       1,548,000
       Other .........................................      3,290,000      5,001,000       1,691,000
                                                          -----------    -----------    ------------
       Total interest income .........................     24,970,000     30,313,000      25,775,000
     Travel services, net ............................      8,961,000      8,716,000       2,449,000
     Transaction fees from affiliate .................        933,000      1,127,000         965,000
     Other income ....................................     12,024,000     11,884,000       7,238,000
                                                          -----------    -----------    ------------
       Total revenues ................................     46,888,000     52,040,000      36,427,000
                                                          -----------    -----------    ------------

COSTS AND EXPENSES:
     Operating expenses ..............................     26,870,000     27,217,000      12,676,000
     Provision for credit losses, net of recoveries ..      8,814,000     12,296,000       9,105,000
     Interest expense ................................      3,870,000      5,314,000       4,697,000
                                                          -----------    -----------    ------------
Total costs and expenses .............................     39,554,000     44,827,000      26,478,000
                                                          -----------    -----------    ------------
     Income before taxes and discontinued operations .      7,334,000      7,213,000       9,949,000
     Income tax expense ..............................      2,933,000      2,823,000       3,979,000
                                                          -----------    -----------    ------------
Income from continuing operations ....................      4,401,000      4,390,000       5,970,000
     Discontinued operations net loss ................             --             --         (91,000)
                                                          -----------    -----------    ------------
Net income ...........................................    $ 4,401,000    $ 4,390,000    $  5,879,000
                                                          ===========    ===========    ============
PER SHARE DATA: (NOTE 3)

Basic earnings per share from continuing operations ..    $      0.60    $      0.60    $       0.96
Basic loss per share from discontinued operations ....             --             --           (0.01)
                                                          -----------    -----------    ------------
Basic earnings per share .............................    $      0.60    $      0.60    $       0.95

Diluted earnings per share from continuing operations.    $      0.60    $      0.60    $       0.96
Diluted loss per share from discontinued operations ..             --             --           (0.01)
                                                          -----------    -----------    ------------
Diluted earnings per share ...........................    $      0.60    $      0.60    $       0.95

Weighted average common shares outstanding ...........      7,277,000      7,277,000       6,213,500
Supplementary basic earnings per share (unaudited) ...             --             --    $       0.88
Supplementary weighted average number of common
     shares outstanding (unaudited) ..................             --             --       7,277,000




              The accompanying notes are an integral part of these
                       consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                         COMMON STOCK
                                     --------------------       PAID-IN        RETAINED
                                       SHARES     AMOUNT        CAPITAL        EARNINGS          TOTAL
                                     ---------    -------    ------------     -----------    ------------
Balance, January 1, 1996 ........    5,150,000    $52,000    $ 26,082,000     $ 7,498,000    $ 33,632,000
Net income ......................                                               5,879,000       5,879,000
Capital withdrawal ..............                                (615,000)                       (615,000)
Net proceeds from public offering    2,127,000     21,000      22,436,000                      22,457,000
                                     ---------    -------    ------------     -----------    ------------
Balance, December 31, 1996 ......    7,277,000     73,000      47,903,000      13,377,000      61,353,000
Net income ......................                                       -       4,390,000       4,390,000
                                     ---------    -------    ------------     -----------    ------------
Balance, December 31, 1997 ......    7,277,000     73,000      47,903,000      17,767,000      65,743,000
Net income ......................                                               4,401,000       4,401,000
                                     ---------    -------    ------------     -----------    ------------
Balance, December 31, 1998 ......    7,277,000    $73,000    $ 47,903,000     $22,168,000    $ 70,144,000
                                     =========    =======    ============     ===========    ============





















                 The accompanying notes are an integral part of
                    these consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          YEARS ENDED DECEMBER 31,
                                                                --------------------------------------------
                                                                     1998            1997            1996
                                                                ------------    ------------    ------------
CASH FLOWS FROM
    OPERATING ACTIVITIES:
    Net income ..............................................   $  4,401,000    $  4,390,000    $  5,879,000
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization ...........................      1,254,000         831,000         224,000
    Provision for credit losses .............................     10,138,000      13,192,000      10,008,000
    Deferred income taxes ...................................      1,403,000        (309,000)     (1,229,000)
    Note receivable from affiliate ..........................      2,514,000      (4,205,000)       (787,000)
 Changes in assets and liabilities:
    Prepaid expenses and other current assets ...............       (295,000)      1,113,000      (3,762,000)
    Restricted cash .........................................       (265,000)       (930,000)             --
    Net assets of discontinued operations ...................             --              --       1,033,000
    Other intangible assets .................................        184,000      (1,002,000)             --
    Accrued expenses and other current liabilities ..........        385,000      (2,574,000)      5,849,000
                                                                ------------    ------------    ------------
         Net cash provided by operating activities ..........     19,719,000      10,506,000      17,215,000
                                                                ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Installment contracts and other contract receivables
       (originated and acquired) collected, net of recoveries     (3,882,000)      3,384,000     (34,408,000)
    Capital expenditures ....................................     (1,486,000)     (2,770,000)     (1,492,000)
    Acquisitions ............................................             --        (150,000)     (7,423,000)
                                                                ------------    ------------    ------------
          Net cash (used in) provided by investing activities     (5,368,000)        464,000     (43,323,000)
                                                                ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital withdrawal ......................................             --              --        (615,000)
    Net proceeds from public offering .......................             --              --      22,457,000
    Repayment of long-term debt .............................       (850,000)             --              --
    Repayment of notes payable, net .........................    (10,000,000)    (12,024,000)     10,057,000
                                                                ------------    ------------    ------------
         Net cash (used in) provided by financing activities     (10,850,000)    (12,024,000)     31,899,000
                                                                ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH .............................      3,501,000      (1,054,000)      5,791,000
CASH, BEGINNING OF YEAR .....................................      4,794,000       5,848,000          57,000
                                                                ------------    ------------    ------------
CASH, END OF YEAR ...........................................   $  8,295,000    $  4,794,000    $  5,848,000
                                                                ============    ============    ============

CASH PAID DURING THE YEAR FOR:
    INTEREST ................................................   $  3,857,000    $  5,375,000    $  4,531,000
    INCOME TAXES ............................................   $  1,933,000    $  4,870,000    $  5,909,000








                 The accompanying notes are an integral part of
                    these consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION AND NATURE OF OPERATIONS

        Basis of Presentation -- Central Financial Acceptance Corporation ("CFAC or the Company") was formed in April 1996 and was a wholly owned subsidiary of Banner"s Central Electric, Inc ("Banner"). Banner"s Central Electric, Inc. is wholly owned by Banner Holdings, Inc. ("Holdings") and is a consumer products retailer that provides its customers with financing for the merchandise it sells. On June 24, 1996, CFAC, Banner and Holdings entered into an agreement (the "Reorganization Agreement") whereby Holdings contributed to Banner its investments in certain wholly owned subsidiaries, along with the subsidiaries" operations, (the "Holding Subsidiaries") and Banner contributed to CFAC its investments in the Holdings Subsidiaries and the finance portion of its consumer products business, and cash in such amount so as to leave CFAC with $500,000 of cash on hand. Pursuant to the Reorganization Agreement, the intercompany accounts between CFAC, Banner and Holdings that arose as a result of the Reorganization Agreement and from other transactions, except with respect to income taxes, were forgiven and reclassified as stockholder"s equity.

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

        On August 1, 1996, Central Auto Sales, Inc. was sold to CFAC"s parent company for net book value. The 1996 consolidated statements of income have been restated to reflect this business as a discontinued operation.

        Nature of Operations --The Company (i) purchases and services consumer finance receivables generated by the Company's customers for purchases of high quality brand name consumer products, appliances and furniture sold by Banner, and by independent retailers; (ii) provides unsecured small loans to its customers; (iii) originates and services consumer finance receivables generated by the Company's customers for purchases of airline tickets sold by the Company;
(iv) provides insurance products and insurance premium financing to its customers; (v) provided financing for purchases of used automobiles sold by Banner through May 30, 1997; and (vi) provides income tax preparation, check cashing services and mortgage loan financing for its customers. The majority of the Company"s business is focused in Southern California and the Company experiences the highest demand for its financial products and services between October and December.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

        Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of Central Financial Acceptance Corporation and its wholly owned subsidiaries: Central Installment Credit Corporation, Central Consumer Finance Company, Inc., Centravel, Inc., CFAC Accident and Health Reinsurance Ltd., Central Financial Reinsurance Co., Ltd., Central Check Cashing, Inc., Central Income Tax Services, Inc., Central Financial Acceptance/Insurance Agency, Central Premium Finance Company and BCE Properties I, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

        Finance Receivables -- CFAC's finance receivables include installment contracts that are purchased from Banner, (referred to herein as the "Consumer Product Portfolio"), receivables that arise from unsecured, small loans, (referred to herein as the "Small Loan Portfolio"), installment contracts that are originated when customers buy used cars and travel tickets, (referred to herein as the "Automobile Finance Portfolio" and the "Travel Finance Portfolio," respectively), and installment contracts purchased from unaffiliated third party retailers that sell products or services, receivables that arise

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES from automobile insurance premium contracts and mortgage loan receivables, (referred to herein as the "Other Portfolio"). Add-on interest of 11% to 13% per annum is included in the face amount of the finance receivables (except for a portion of the Small Loan Portfolio of $56,555,000) together with administrative fees that are charged on certain small loan contracts. The annual percentage rate varies depending on the length of the contract and the amount of administrative fees. The contracts provide for scheduled monthly payments and mature generally from 1 to 24 months in the Consumer Product Finance Portfolio, from 1 to 12 months in the Non-Efectiva portion of the Small Loan Portfolio and Travel Finance Portfolios, from 36 to 42 months in the Automobile Finance Portfolio, and from 1 to 60 months in the Other Portfolio. The Efectiva portion of the Small Loan Portfolio is a revolver type loan and requires minimum monthly payments equal to 5% of the outstanding balance.

        Certain direct loan origination costs are capitalized and recognized into expense over the life of the related loan using a method that approximates the interest method.

        Based on previous experience, the Company provides an allowance for credit losses in the Consumer Product and Travel Finance Portfolios at the time the contract is purchased or the retail sale is made. The allowance for credit losses in the Small Loan Portfolio and Other Portfolio is provided for following the origination of the loans when the events giving rise to the credit losses are estimated to occur. The Company's portfolios comprise smaller-balance, homogeneous loans that are evaluated collectively to determine an appropriate allowance for credit losses. The allowance for credit losses is maintained at a level considered adequate by management to cover losses in the existing portfolios. Collection of past due accounts is pursued by the Company, and when the characteristics of an individual account indicates that collection is unlikely, the account is charged off and turned over to a collection agency. Accounts are generally charged off when they are between 91 and 150 days past due.

        Allowance for credit losses is increased by charges to income and decreased by chargeoffs, net of recoveries. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay and current economic conditions. The Company's customers are typically between the ages of 21 and 45 and earn less than $25,000 per year, have little or no savings and limited short-term employment histories. In addition, the Company's customers typically have no prior credit histories and are unable to secure credit from traditional lending sources. The Company makes its credit decisions primarily on its assessment of a customer's ability to repay the obligation. In making a credit decision, in addition to the size of the obligation, the Company generally considers a customer's income level, type and length of employment, stability of residence, personal references and prior credit history with the Company. As a result, the Company is more susceptible to the risk that its customers will not satisfy their repayment obligations than are less specialized consumer lending companies or consumer finance companies that have more stringent underwriting criteria. Because the Company relies on the creditworthiness of its customers for repayment and does not rely on collateral securing the debt, the Company experiences actual rates of losses higher than lenders who have collateral which they can repossess in the event of a borrower's default.

        The Company calculates its provision for credit losses based on changes in the present value of expected future cash flows of its loans discounted at the loan's effective interest rate in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by FASB Statement No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure."

        If a loan is charged-off, the Company does not record any investment relating to those loans. The amount of recoveries on impaired loans are recognized as an addition to the allowance for credit losses on the cash basis of accounting at the time the payment is received. Expenses related to recoveries are included in operating expenses. Recoveries for the years ended December 31, 1998, 1997, and 1996 amounted to $1,324,000, $896,000, and
$903,000, respectively.

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

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

 Long Lived Assets." If the carrying amount of the asset exceeds the estimated undiscounted future cash flows to be generated by the asset, an impairment loss would be recorded to reduce the asset's carrying value to its estimated fair value. Depreciation and amortization are computed primarily using the straight-line method over the estimated lives of the assets, as follows:

              Furniture, equipment and software.............  5 to 10 years
              Leasehold improvements........................  Life of lease
              Building  improvements........................  7 to 39 years

        Intangible Assets -- Intangible assets primarily arose in connection with the Company's acquisition of the net assets of certain travel and automobile insurance businesses during 1996 and deferred line of credit costs related to Wells Fargo Line of Credit (see Note 8). The excess of the purchase price over the fair value of net assets acquired is being amortized using the straight-line method over 30 years. The deferred line of credit costs are amortized over 3 years. The recoverability of the excess of the purchase price over the fair value of net assets acquired is analyzed annually based on undiscounted future cash flows. If the carrying value of the intangible asset exceeds the estimated undiscounted future cash flows, an impairment loss would be recorded to reduce the asset's carrying value to its estimated fair value. No impairment loss was recorded during 1998, 1997 or 1996.

        Income Recognition -- Interest income on the Consumer Product, Automobile Finance, Travel Finance Portfolios and a portion of the Small Loan Portfolio is deferred (recorded as an off-set to finance receivables - see Note
5) and recognized over the lives of the contracts using a method that approximates the interest method. Interest income on the Independent Retail Portfolio is deferred and recognized using the interest method. Transaction fees on contracts purchased from a related party are deferred and recognized using the interest method. ATM membership fees are deferred and recognized using the straight line method. Commissions income and broker fee income from the sale of automobile insurance products is deferred and recognized over the terms of the contracts, typically 12 months. Administrative fees are deferred and recognized over the estimated life of the Small Loan Portfolio using a method that approximates the interest method. Administrative fees are included in other income in the consolidated statements of income. Premiums and commissions for credit life insurance are deferred and recognized as revenue using the interest method. Premiums and commissions for credit accident and health insurance are recognized over the terms of the contracts based on the means of the straight line and interest method and are included in other income in the consolidated statements of income.

Other income consists of:

                                                           YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------
                                                      1998            1997           1996
                                                   -----------    -----------    -----------
OTHER INCOME:
    Late charges ..............................    $ 1,870,000    $ 3,038,000    $ 2,627,000
    ATM membership fees and administrative fees      3,433,000      2,341,000      1,897,000
    Insurance products and other ..............      6,721,000      6,505,000      2,714,000
                                                   -----------    -----------    -----------
                                                   $12,024,000    $11,884,000    $ 7,238,000
                                                   ===========    ===========    ===========

        Travel Services -- Revenues from the sale of travel tickets represent airline commissions deducted from the gross ticket price and incentives paid to the Company.

        Insurance Liabilities -- The liability for losses and loss-adjustment expenses, included in accrued expenses and other current liabilities, is based on an amount determined from loss reports and individual cases and an amount, based on past experience, for losses incurred but not reported. Such liabilities are based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in earnings in the current period.

        Income Taxes -- The Company follows SFAS No. 109 "Accounting for Income Taxes." Under SFAS No. 109, income tax expense includes income taxes payable for the current year and the change in deferred income tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or income tax returns. A valuation allowance is recognized to reduce the carrying value of the deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

        Advertising -- The Company advertises primarily on Hispanic television and radio, and through newspapers and direct mail. All advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 1998, 1997 and 1996 were $1,242,000, $1,723,000 and $557,000, respectively.

        Concentration of Credit Risk -- The Company places its temporary cash and cash investments with high quality financial institutions. Management monitors the financial creditworthiness of these financial institutions. As of December 31, 1998, such investments were in excess of insured limits.

        Fair Value of Financial Instruments -- The carrying value of the Company's finance receivables approximates their fair value due to their short term nature and generally stable rates of interest currently being charged in comparison to the rates reflected in the existing portfolios. The carrying value of the Company's notes payable approximates their fair value, as these notes represent a series of short-term notes at floating interest rates not to exceed interest of 8.75% (LIBOR) for amounts outstanding of $40 million or less. Management believes that the fair value of the Company's financial instruments approximates their carrying values as of December 31, 1998 and 1997.

        Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Restricted Cash -- At December 31, 1998 and 1997 cash of $1,195,000 and $930,000, respectively, was held in a trust account, in accordance with statutory regulations for insurance companies. This cash balance was classified as restricted cash on the balance sheet.

        Accounting for Stock Based Compensation -- The Company has elected to continue to utilize the accounting method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), under which no compensation cost has been recognized, and adopt the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." As a result, SFAS No. 123 has no effect on the financial condition or results of operations of the Company at December 31, 1998, 1997 and 1996 (see Note 12 for required disclosures).

        Accounting Changes -- The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131 (Disclosures About Segments of an Enterprise and Related Information) ("SFAS 131"). The Company adopted the provisions of SFAS No. 131 in 1998. The provisions of SFAS 131 are disclosure oriented and do not change the measurement of net income. Accordingly, the implementation of SFAS 131 did not have an impact on the Company's consolidated financial position or results of operations (see Note 14 for required disclosures).

        In January 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 98-1 - ("Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") which provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company implemented SOP 98-1 during 1998. There was no material effect of such change on the accompanying consolidated financial statements. Costs incurred to develop and install management information systems have been capitalized and amortized over a period of five to seven years in accordance with the requirements of SOP 98-1.

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value. SFAS 133 will be effective in the year 2000. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Management does not believe that adoption of SFAS 133 will have a material effect on the Company's financial position or results of operations.

        Reclassifications -- Certain reclassifications have been made to previously reported amounts to conform to the current year presentation.

           CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

3.  EARNINGS PER SHARE

        The Company reports earnings per share according to the provisions of SFAS No 128, "Earnings per Share." The following table presents a reconciliation of basic earnings per share and diluted earnings per share. Options to purchase 425,000 shares of common stock at prices ranging from $12.00-$18.25, were outstanding during the second half of 1997 and 1996. Options to purchase 586,000 shares of common stock at a repriced value of $5.00-$12.00, which all expire on December 31, 2008, were still outstanding at the end of 1998. None were included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

                                                                             DECEMBER  31,
                                                -------------------------------------------------------------------------
                                                         1998                    1997                     1996
                                                ----------------------  ----------------------  -------------------------
                                                Basic        Diluted    Basic       Diluted     Basic         Diluted
                                                Earnings     Earnings   Earnings    Earnings    Earnings      Earnings
                                                Per Share    Per Share  Per Share   Per Share   Per Share     Per Share
                                                ----------  ----------  ----------  ----------  -----------   -----------
Numerator- income from continuing operations .  $4,401,000  $4,401,000  $4,390,000  $4,390,000  $ 5,970,000   $ 5,970,000
Numerator-discontinued operations net loss ...          --          --          --          --      (91,000)      (91,000)
                                                ----------  ----------  ----------  ----------  -----------   -----------
Numerator-net income .........................  $4,401,000  $4,401,000  $4,390,000  $4,390,000  $ 5,879,000   $ 5,879,000
Denominator-weighted average share outstanding   7,277,000   7,277,000   7,277,000   7,277,000    6,213,500     6,213,500
Basic and diluted earnings per share from
   continuing operations .....................  $     0.60  $     0.60  $     0.60  $     0.60  $      0.96   $      0.96
Loss per share from discontinued operations ..          --          --          --          --        (0.01)        (0.01)
                                                ----------  ----------  ----------  ----------  -----------   -----------
Basic and diluted earnings per share .........  $     0.60  $     0.60  $     0.60  $     0.60  $      0.95   $      0.95
                                                ==========  ==========  ==========  ==========  ===========   ===========


        Supplementary net income per share is based upon 5,150,000 shares of Common Stock issued by the Company pursuant to the Reorganization and 2,127,000 shares of Common Stock sold by the Company in its initial public offering as if all such shares were outstanding as of January 1, 1996.

4.   ACQUISITIONS

        During 1996, the Company acquired the business of, and assumed the leasehold interest to 80 travel locations, and 10 automobile insurance agencies for an aggregate purchase price of approximately $7.5 million.

        These acquisitions were accounted for as purchases and the results of their operations have been included since the applicable acquisition dates.

5.   FINANCE RECEIVABLES

      Finance receivables consist of:

                                                                           DECEMBER  31,
                                                                   ----------------------------
                                                                       1998            1997
                                                                   ------------    ------------
 Consumer Product Portfolio ...................................    $ 33,886,000    $ 38,814,000
 Small Loan Portfolio .........................................      62,248,000      58,659,000

 Automobile Finance Portfolio .................................       2,445,000       6,382,000

 Travel Finance Portfolio .....................................       4,988,000       6,165,000
 Other ........................................................       4,715,000      10,194,000
                                                                   ------------    ------------
                                                                    108,282,000     120,214,000

 Less deferred interest .......................................       4,657,000       7,402,000

 Less allowance for credit losses .............................       4,649,000       7,835,000
 Less deferred administrative, ATM membership and
    transaction fees and insurance revenues ...................       2,263,000       1,780,000
 Less credit insurance and reserves for policyholder's benefits         518,000         699,000
                                                                   ------------    ------------
                                                                   $ 96,195,000    $102,498,000
                                                                   ============    ============

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

        Customers are required to make monthly payments on installment contracts. The aggregate gross balance of accounts with payments 31 days or more past due are:

                                                            DECEMBER 31,
                                                    ----------------------------
                                                       1998              1997
                                                    ----------        ----------
CONSUMER PRODUCT PORTFOLIO:
       Past due 31-60 days .................        $  762,000        $1,511,000
       Past due 61 days or more ............           804,000           960,000
                                                    ----------        ----------
                                                    $1,566,000        $2,471,000
                                                    ==========        ==========
SMALL LOAN PORTFOLIO:
       Past due 31-60 days .................        $1,227,000        $1,252,000
       Past due 61 days or more ............         1,422,000         3,352,000
                                                    ----------        ----------

                                                    $2,649,000        $4,604,000
                                                    ==========        ==========
TRAVEL FINANCE PORTFOLIO:
       Past due 31-60 days .................        $   64,000        $  134,000
       Past due 61 days or more ............            66,000           483,000
                                                    ----------        ----------
                                                    $  130,000        $  617,000
                                                    ==========        ==========
OTHER:
       Past due 31-60 day ..................        $  181,000        $  574,000
       Past due 61 days or more ............           408,000           633,000
                                                    ----------        ----------
                                                    $  589,000        $1,207,000
                                                    ==========        ==========

Note: Included in the other category is delinquencies on canceled automobile insurance premium contracts. Since we seek recovery of unearned premiums from the insurance companies, which can take up to 90 days, loans are not considered delinquent until more than 90 days past due. The amount greater than 90 days was $267,000 and $545,000 at December 31, 1998 and 1997, respectively.

The allowance for credit losses includes the following:

                                                           YEARS  ENDED  DECEMBER 31,
                                                  ----------------------------------------------
                                                      1998              1997             1996
                                                  ------------     ------------     ------------
Allowance for credit losses, beginning of year    $  7,835,000     $  6,786,000     $  4,955,000
   Provision for credit losses ...............      10,138,000       13,192,000       10,008,000
   Charge-off's ..............................     (14,648,000)     (13,039,000)      (9,080,000)
   Recoveries ................................       1,324,000          896,000          903,000
                                                  ------------     ------------     ------------
Allowance for credit losses, end of year .....    $  4,649,000     $  7,835,000     $  6,786,000
                                                  ============     ============     ============

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

6.   PROPERTY AND EQUIPMENT

     Property and equipment, net consist of:

                                                               DECEMBER 31,
                                                       --------------------------
                                                           1998           1997
                                                       -----------    -----------
Land ..............................................    $ 1,936,000    $ 1,568,000
Improvements ......................................        263,000        103,000

Furniture, equipment and software .................      5,652,000      4,722,000
                                                       -----------    -----------
                                                         7,851,000      6,393,000

Less accumulated depreciation and amortization ....      1,174,000        513,000
                                                       -----------    -----------
                                                       $ 6,677,000    $ 5,880,000
                                                       ===========    ===========

7.   INTANGIBLE ASSETS AND OTHER ASSETS

     Intangible assets, net consist of:

                                                               DECEMBER 31,
                                                       --------------------------
                                                           1998           1997
                                                       -----------    -----------
Excess of purchase price over the fair value of net
   assets acquired ................................    $ 9,263,000    $ 9,235,000
Deferred line of credit costs .....................        807,000        953,000
Other intangible assets ...........................         11,000         49,000
Less accumulated amortization .....................      1,422,000        876,000
                                                       -----------    -----------
                                                       $ 8,659,000    $ 9,361,000
                                                       ===========    ===========

8.   NOTES PAYABLE

     Notes payable consist of:

                                                               DECEMBER 31,
                                                       --------------------------
                                                           1998           1997
                                                       -----------    -----------
Line of credit ....................................    $52,000,000    $62,000,000
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

        The Company had a line of credit agreement with Wells Fargo Bank National Association (the "Old Wells Fargo Line of Credit") that, as amended, provided for the issuance of notes up to $50,000,000, subject to an allowable borrowing base. The amounts outstanding under these notes bear interest at rates that are determined by the type of borrowing. Borrowings under the notes were collateralized by the Small Loan, Automobile Finance and Travel Finance Portfolios. The Old Wells Fargo Line of Credit was repaid on June 13, 1997. Borrowings under the facility bore interest at a weighted average rate of 7.89% per annum as of December 31, 1996.

        The Company entered into a credit agreement with several banks and Wells Fargo Bank National Association, as Agent, (the "Wells Fargo Line of Credit") on June 13, 1997 that provides for the issuance of notes up to $100,000,000 subject to an allowable borrowing base. The amounts outstanding under these notes bear interest at rates that are determined by the type of borrowing. Borrowings under the notes are collateralized by all receivables of the Company. The Wells Fargo Line of Credit expires on June 12, 2000. The credit facility contains certain restrictive covenants that require, among other things, the maintenance of certain financial ratios and amounts. The Wells Fargo Line of Credit was amended on December 31, 1998, whereby certain ratios are no longer required to be maintained, except for specific levels of tangible net worth, cash flow to interest coverage ratio and a specified ratio of debt to tangible net worth. In addition, effective February 1, 1999, the Company is required to charge-off the entire amount due on any loans that are more than 150 days past due. The Company was in compliance with the covenants as of December 31, 1998. Borrowings under the facility bore interest at a weighted average rate of 8.0% at December 31, 1998. The Company has $300,000 in Letters of Credit outstanding for various purposes at December 31, 1998. The amount of unused credit under the facility was limited by the allowable borrowing base and was approximately $19.8 million at December 31, 1998.

        The Company is required to pay a commitment fee of 0.375% per annum for unused portions of its lines of credit. These fees totaled $251,000 for the year ended December 31, 1998 and $150,000 for the year ended December 31, 1997, and are included with operating expenses in the consolidated statements of income.

        The Company is exposed to interest rate risk in the form of variable interest rates on the Wells Fargo Line of Credit. During 1998, the average interest rate charged was 8%. The Company has hedged their interest rate risk by purchasing a hedge agreement, which expires on July 31, 2000, in the nominal amount of $40 million. The interest rate hedge agreement caps the Company's interim rate at 8.75% against $40 million of the outstanding portion of the Wells Fargo Line of Credit. The remaining $12 million was unprotected against interest rate fluctuations. The Company has an interest rate exposure of 0.75% on the difference between the interest rate cap of 8.75% and an 8.0% average interest rate for 1998 on the $40 million hedge agreement. The Company has an additional interest rate risk exposure on the $12 million amount above the interest rate hedge agreement.

9.  LONG-TERM DEBT

        Long-term debt consisted of a promissory note payable to a bank that bore interest at a floating variable rate which was paid off on July 1, 1998.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

10.  INCOME TAXES

        The Company has agreed to indemnify Holdings for all federal, state, and other income taxes for periods prior to July 2, 1996, when it was included as part of Holdings consolidated tax group.

        Subsequent to July 2, 1996, the Company and its subsidiaries began to file a consolidated federal income tax return. For California and certain other states, the Company will continue to file on a combined or separate company tax basis, as appropriate. The income tax provisions as presented in the accompanying consolidated financial statements are based upon the amount the Company would have paid as if it filed separate income tax returns for the entire periods presented.

The provision for income taxes from continuing operations consists of the following:

                                                  DECEMBER 31,
                                    -----------------------------------------
                                       1998           1997            1996
                                    ----------    -----------     -----------
CURRENTLY PAYABLE:

   Federal .....................    $1,299,000    $ 2,531,000     $ 4,127,000
   State .......................       231,000        601,000       1,081,000
                                    ----------    -----------     -----------
                                     1,530,000      3,132,000       5,208,000
                                    ----------    -----------     -----------
 DEFERRED:

   Federal .....................     1,140,000       (186,000)     (1,041,000)
   State .......................       263,000       (123,000)       (188,000)
                                    ----------    -----------     -----------
                                     1,403,000       (309,000)     (1,229,000)
                                    ----------    -----------     -----------
      Provision for income taxes    $2,933,000    $ 2,823,000     $ 3,979,000
                                    ==========    ===========     ===========



A reconciliation of the provision for income taxes from continuing operations to the statutory rates is as follows:

                                                                               DECEMBER 31,
                                                                         ------------------------
                                                                          1998     1997      1996
                                                                         -----    -----     -----
 Federal income taxes at statutory rates ..........................      35.0%    35.0%     35.0%
 State franchise taxes, net of federal benefit ....................       4.5      4.3       5.8

 Amortization of the excess purchase price over the fair
    value of assets acquired ......................................       0.3      0.3       0.2

 Other ............................................................       0.2     (0.5)     (1.0)
                                                                         ----     ----      ----
                                                                         40.0%    39.1%     40.0%
                                                                         ====     ====      ====

The tax effects of temporary differences giving rise to the deferred income tax assets and liabilities are as follows:

                                                          DECEMBER 31,
                                                -------------------------------
                                                    1998                1997
                                                -----------         -----------
DEFERRED INCOME TAX ASSETS

  Allowance for credit losses ..........        $ 2,013,000         $ 3,243,000
  Deferred revenue .....................            942,000             529,000
  Fixed Assets .........................           (378,000)           (128,000)
  Other ................................           (135,000)            201,000
                                                -----------         -----------
                                                $ 2,442,000         $ 3,845,000
                                                ===========         ===========

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

11.  RELATED PARTY TRANSACTIONS

        In connection with its formation, the Company, Banner and Holdings, entered into the Reorganization Agreement and certain other agreements (the "Financing Agreement," the "Option Agreement," and the "Operating Agreement").

        The Financing Agreement, as amended, grants the Company exclusive right to provide financing to Banner customers for a term of fifteen years from the date of the Reorganization and provides that any contracts purchased pursuant to this Agreement will be at face value less a transaction fee, which is subject to renegotiation at six month intervals. The Agreement also provides that for the year ended December 31, 1997, up to $1.5 million of contracts purchased can be returned to Banner at amortized principal balance. The Company can terminate the Financing Agreement at any time upon one year's prior written notice to Banner. As a result of increasing delinquencies in the Consumer Products Portfolio, the Company and Banner amended the Financing Agreement, effective July 1, 1997 to permit the Company for the year ended December 31, 1997 to return to Banner an amount greater than $1.5 million. In 1998, the Agreement was again amended and allowed Banner to repurchase $1.5 million in the year ended December 31, 1998. During 1998 and 1997, Banner repurchased $1.5 million and $5.8 million, respectively. No gains or losses are recorded on these repurchases.

        In the accompanying consolidated financial statements the transaction fee was computed based upon 1.6% of average net receivables in the Consumer Products Portfolio prior to July 2, 1996 and 2.5% thereafter. During 1998, Banner sold approximately $35.5 million of Consumer Products Receivables, net of $1.5 million, which the Company returned pursuant to the Financing Agreement. All unpaid amounts ($2.5 million, net at December 31, 1998) are due within 18 months and bear interest at the Company's borrowing rate. Interest income earned on the amount due from Banner was $415,000, $98,000 and $0 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

        The Operating Agreement provides, among other things, that Banner, Holdings or their affiliates are obligated to provide to the Company, and the Company is obligated to utilize, certain services, including accounting, management information systems and employee benefits. If such services involve an allocation of expenses, such allocation shall be made on a reasonable basis. To the extent that such services directly relate to the finance portion of the consumer products business contributed by Banner to the Company, or to the extent that other costs are incurred by Banner, Holdings or their affiliates that directly relate to the Company, the Company is obligated to pay Banner, Holdings or their affiliates; actual cost of providing such services or incurring such costs. Employee benefit expenses are allocated to the Company based on the ratio of actual payroll expenses of employees in the consumer products business contributed by Banner to the Company compared to total actual payroll expenses of Banner before such allocation. Accounting expenses are allocated 50% to the Company. The operating costs of Banner's management information systems function are allocated initially 50% to the Company for a period of five years, subject to adjustment from time to time to reflect changing costs and usage. Except for management information systems services, the Operating Agreement continues until terminated by either the Company, Holdings or Banner upon one year's prior written notice. Termination may be made on a service-by-service basis or in total. Such allocated expenses totaled $2,074,000, $1,618,000 and $1,338,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

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

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

12.   STOCK OPTION PLAN

        In connection with its initial public offering the Company adopted the 1996 Stock Option Plan, under which 700,000 shares of authorized common stock have been reserved for issuance pursuant to terms and conditions as determined by the Board of Directors. The options have a maximum duration of ten years and are subject to certain vesting and cancellation provisions, and may not be granted at less than the market value of the Company's Common Stock on the date of grant of the option. During 1996 the Company granted options to purchase 425,000 shares of stock at prices ranging from $12.00 to $18.25 per share. During 1997 no options were granted, exercised or forfeited. In 1998 an additional 161,000 shares net of forfeitures of 58,000 shares were issued at prices ranging from $5.00 to $12.00 per share. At December 31, 1998, options to purchase 586,000 shares were outstanding at a repriced value of $5.00 to $12.00. No options have been exercised since the options vest in five years.

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

                                                                1998           1997           1996
                                                            -----------    -----------    -----------
          Net Income.......................  As Reported    $ 4,401,000    $ 4,390,000    $ 5,879,000
                                             Pro Forma      $ 3,816,000    $ 4,007,000    $ 5,496,000

          Basic EPS........................  As Reported    $      0.60    $      0.60    $      0.95
                                             Pro Forma      $      0.52    $      0.55    $      0.88

        The fair value of each option grant is estimated on the date of grant using an option pricing model with the following weighted average assumptions used for grants: dividend yield of 0.0%, expected volatility of 67.9%, risk free interest rate of 4.8% and lives of ten years. The weighted average remaining contractual life is 9.0 years. The weighted average exercise price of the options was $6.82 and $14.40 at December 31, 1998 and 1997.

 13.  SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

        During 1996, the Company adopted a Supplemental Executive Retirement Plan (the "SERP Plan") which will provide supplemental retirement benefits to certain key management employees. To vest in the SERP Plan, an employee must have at least ten years of service with the Company, including five years subsequent to the adoption of the plan.

        The unfunded Supplemental Executive Retirement Plan expense for the years ended December 31, 1998, 1997 and 1996, amounted to approximately $77,000 each year.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

14.  INDUSTRY SEGMENTS

        Effective January 1, 1998, the Company adopted the provisions of SFAS 131 "Disclosures About Segments of an Enterprise and Related Information". The Company has identified three reportable segments through which it conducts its continuing operations: Finance Portfolio, Travel Business and Corporate and Other. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible of executing a unique business strategy. The Finance Portfolio includes the Consumer Product Portfolio, Small Loan Portfolio, Independent Retail Loan Portfolio, Automobile Finance Portfolio, Travel Finance Portfolio, Premium Finance Portfolio and the Mortgage Loan Portfolio. The Travel Business includes the Company's travel locations, and Corporate and Other includes the Company's insurance business including the captive insurance company, the income tax preparation business and the check cashing business. Substantially all of the operations of the above businesses are concentrated in Southern California.

        The accounting policies of these reportable segments are the same as those described in the summary of significant accounting policies. Management evaluates and monitors segment performance primarily through revenues and earnings before interest and taxes. Results of operations and financial position of the reporting segments are discussed below.

        Revenues for the Finance Portfolios for the years ended December 31, 1998, 1997 and 1996 were $32.4 million, $37.4 million and $31.8 million, respectively. Revenues for the Travel Business for the years ended December 31, 1998, 1997 and 1996 were $9.0 million, $8.7 million and $2.5 million, respectively. Revenues for Corporate and Other for the years ended December 31, 1998, 1997 and 1996 were $5.5 million, $5.9 million and $2.1 million, respectively.

        Earnings Before Interest and Taxes ("EBIT") for the Finance Portfolios for the years ended December 31, 1998, 1997 and 1996 were $10.0 million, $12.1 million and $14.0 million, respectively. EBIT for the Travel Business for the years ended December 31, 1998, 1997 and 1996 were $1.6 million, $0.7 million and $0.5 million, respectively. EBIT for Corporate and Other for the years ended December 31, 1998, 1997 and 1996 were $1.3 million, $2.2 million and $0.7 million, respectively. EBIT does not include any charges relating to unallocated corporate overhead of $1.7 million, $2.5 million and $0.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

        Assets in the Finance Portfolio as of December 31, 1998, 1997 and 1996 were $110.9 million, $116.2 million and $132.9 million, respectively. Assets in the Travel Business as of December 31, 1998, 1997 and 1996 were $8.5 million, $6.6 million and $7.3 million, respectively. Assets in Corporate and Other as of December 31, 1998, 1997 and 1996 were $5.8 million, $5.1 million and $5.2 million, respectively.

        Depreciation and amortization for the Finance Portfolios for the years ended December 31, 1998, 1997 and 1996 were $0.8 million, $0.5 million and $0.2 million, respectively. Depreciation and amortization for the Travel Business for the years ended December 31, 1998, 1997 and 1996 were $0.3 million, $0.3 million and $0.0 million, respectively. Depreciation and amortization for Corporate and Other for the years ended December 31, 1998, 1997 and 1996 were $0.2 million, $0.1 million and $0.0 million, respectively.

        Capital additions for the Finance Portfolios for the years ended December 31, 1998, 1997 and 1996 were $0.4 million, $2.4 million and $1.1 million, respectively. Capital additions for the Travel Business for the years ended December 31, 1998, 1997 and 1996 were $0.1 million, $0.1 million and $0.3 million, respectively. Capital additions for Corporate and Other for the years ended December 31, 1998, 1997 and 1996 were $1.0 million, $0.3 million and $0.1 million, respectively.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

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

        Aggregate minimum lease commitments under the location leases and one-half of the computer equipment minimum lease commitments of Banner are as follows:

        YEAR ENDED DECEMBER 31,             BANNER              OTHERS
        -----------------------           ----------          ----------
        1999 ...................          $  437,000          $  873,000
        2000 ...................             395,000             547,000
        2001 ...................             341,000             293,000
        2002 ...................              84,000             158,000
        2003 ...................                  --              19,000
                                          ----------          ----------
                                          $1,257,000          $1,890,000
                                          ==========          ==========

        Aggregate rental expense for the years ended December 31, 1998, 1997 and 1996 were $1,819,000, $2,519,000, and $1,039,000, respectively.

        The Company has an employment agreement with the Chairman of the Board of Directors for a period of five years, expiring in June 2001, at a base salary of $220,000 per year with eligibility to participate in the Company's executive compensation plans. Any changes to the agreement require approval of the Board of Directors.

        The Company has an agreement with the Company's President, formerly Executive Vice President of Operations, for a period of three years, expiring in October 1999, at a base salary of $225,000, $250,000 and $275,000 per year, respectively, with eligibility to participate in the Company's executive compensation plans.

        The Company is from time to time involved in routine litigation incidental to the conduct of its business. Management of the Company believes that litigation currently pending will not have a material adverse effect on the Company's financial position or results of operations.

        In February 1998, CFAC entered into a definitive agreement to acquire Mission Savings and Loan Association (the "Bank"), a federally chartered savings association based in Riverside, California with deposits insured by the Federal Deposit Insurance Corporation (the "FDIC"). The cost of the acquisition will equal 1.47 times the Bank's adjusted stockholders' equity at the end of the month immediately prior to the date of acquisition. This amount is currently estimated to be approximately $5.0 million to be paid in cash. The acquisition is subject to, among other things, the approval of the Office of Thrift Supervision (the "OTS") and the approval of the shareholders of the Bank. The acquisition agreement expires on May 31, 1999, and the acquisition must be completed by that date unless both parties to the agreement extend the date. At December 31, 1998, the Bank had approximately $47.5 million in total assets and $3.4 million in total stockholders' equity. During 1998 the Bank's net income was $0.2 million.

        Although the Company expects the Bank to continue to accept deposits and provide other financial services, the primary purpose of the acquisition is to offer checking accounts and other financial services, and to expand the Company's consumer lending business through the issuance of credit cards substantially similar to the Company's Efectiva Card.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

16.  SUBSEQUENT EVENT

        In March 1999, the Company completed the acquisition of the retail operations of PanAmericana Travel Systems, Inc., a travel service provider located in Southern California. The asset purchase included 24 leased PanAmericana travel center stores.




                                   * * * * * *