Form 10-K/A
period 1998-12-31
CENTRAL FINANCIAL ACCEPTANCE CORP
filed 1999-04-30
CIK 1012483

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 30, 1999.
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

       Registrant's telephone number, including area code: (323) 720-8600

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

Number of shares outstanding of the Registrant's Common Stock, as of March 25, 1999: 7,277,000

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE


================================================================================

                                TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART III     ................................................................  1

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..................  1

Item 11.     EXECUTIVE COMPENSATION..........................................  3

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT................................................... 8

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  10

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS

        The following are the biographies of CFAC's current directors.



       NAME AND AGE             PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE
       ------------             --------------------------------------------
Gary M. Cypres (55)           Mr. Cypres has been CFAC's Chairman of the Board
                              since its formation. Mr. Cypres also served as
                              CFAC's President and Chief Executive Officer from
                              its formation to March 18, 1998 and its Chief
                              Financial Officer from its formation to July 1998.
                              Mr. Cypres has been Chairman of the Board, Chief
                              Executive Officer, President and Chief Financial
                              Officer of Banner Holdings, Inc. ("Holdings") and
                              Banner's Central Electric, Inc. ("Banner") since
                              February 1991, Chairman of the Board and Chief
                              Executive Officer of Central Rents, Inc. since
                              June 1994 and managing general partner of West
                              Coast Private Equity Partners, L.P. ("West Coast")
                              since March 1990. Prior to that, Mr. Cypres was a
                              general partner of SC Partners, a private
                              investment banking and consulting firm. From 1983
                              to 1985, Mr. Cypres was Chief Financial Officer of
                              The Signal Companies. From 1973 to 1983, Mr.
                              Cypres was Senior Vice President of Finance at
                              Wheelabrator-Frye Inc. Mr. Cypres was a member of
                              the Board of Trustees and a faculty member of The
                              Amos Tuck School of Business at Dartmouth College.

                              Mr. Cypres spends that portion of his business time as is required to oversee our operations and to direct or implement our business strategies.
                              Mr. Cypres continues to spend a portion of his business time as the managing general partner of West Coast, as Chairman of the Board, Chief
                              Executive Officer, President and Chief Financial
                              Officer of Holdings, as Chairman of the Board, Chief Executive Officer, President and Chief
                              Financial Officer of Banner, and as Chairman of the Board and Chief Executive Officer of Central
                              Rents.


Salvatore J. Caltagirone (56) Mr. Caltagirone has been a CFAC director since
                              September 1997. Mr. Caltagirone has been retired since October 1994. From the Fall of 1990 to
                              October 1994, he was an employee of G.M. Cypres &
                              Company. From March 1987 to June 1990, he was employed as the Managing Director of Henley Group.

Jose de Jesus Legaspi (46)    Mr. Legaspi has been a CFAC director since July
                              1996. Since 1980, Mr. Legaspi has been a principal
                              of and broker at The Legaspi Company, a
                              full-service commercial real estate brokerage
                              firm. In addition, since 1992, Mr. Legaspi has
                              been a principal of the FINCA Property Management
                              Company, a residential and commercial real estate
                              management company. Mr. Legaspi is also a
                              Commissioner of the Los Angeles Department of
                              Water and Power.

William R. Sweet (61)         Mr. Sweet has been a CFAC director since September
                              1997. In July 1996, Mr. Sweet retired from his
                              position of Executive Vice President -- Wholesale
                              Banking of Union Bank of California, N.A., a
                              position he had held since July 1985. Mr. Sweet
                              currently serves as a trustee of Berkeley Capital
                              Management Funds.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

         These are the biographies of CFAC's current executive officers, except for Mr. Cypres, the Chairman, whose biography is included above under "Directors."


       NAME AND AGE             PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE
       ------------             --------------------------------------------

Anthony S. Fortunato (50)     Mr. Fortunato has been CFAC's President since
                              March 18, 1998. From October 18, 1996 to March 18,
                              1998, Mr. Fortunato was our Executive Vice
                              President of Operations. Prior to joining CFAC,
                              Mr. Fortunato was Executive Vice President of
                              Citibank, F.S.B. California from November 1993 to
                              October 1996, and Vice President of Citibank,
                              N.A./Citicorp from September 1976 to November
                              1993.

Gerard T. McMahon (51)        Mr. McMahon has been CFAC's Executive Vice
                              President of Credit and Collections since
                              September 23, 1996. Prior to joining CFAC, Mr.
                              McMahon was Vice President of Credit and
                              Collections at Barry's Jewelers from 1991 to 1996
                              and Divisional Vice President of Credit and
                              Collections at Kay Jewelers from 1987 to 1991.
                              From 1981 to 1987, Mr. McMahon was Divisional Vice
                              President of Credit Administration at The
                              Broadway.

Edward Valdez (47)            Mr. Valdez has been CFAC's Senior Vice President
                              of Credit since its formation, Senior Credit
                              Manager of consumer product finance business since
                              1986, Senior Credit Manager of small loan business
                              since November 1992 and Senior Vice President of
                              Operation since 1998. Mr. Valdez has been working
                              for CFAC or its predecessors for over 30 years.

A. Keith Wall (46)            Mr. Wall has been CFAC's Vice President and Chief
                              Financial Officer since July 1998. From June 1996
                              to July 1998, Mr. Wall was Vice President and
                              Chief Financial Officer of Central Rents, Inc., a
                              sister company of CFAC. From July 1995 to March
                              1996, Mr. Wall was Vice President and Controller
                              of Thorn Americas, Inc., and from January 1994 to
                              July 1995, the Vice President and Chief Financial
                              Officer of Remco America, Inc.

        Set forth below are biographies of certain other significant employees of CFAC.


       NAME AND AGE             PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE
       ------------             --------------------------------------------

Alan E. Scheneman (47)        Mr. Scheneman has been CFAC's Senior Vice
                              President since its formation. Mr. Scheneman
                              joined our consumer product finance business in
                              1992 as Vice President of Management Information
                              Services. From 1988 to 1992, Mr. Scheneman was the
                              director of Product Development at JDA Software
                              Services where, in 1989, he managed the
                              implementation of our management information
                              system.

Marvin A. Torres (37)         Mr. Torres has been President of CFAC's travel
                              finance business since December 1995. From April
                              1995 to December 1995, Mr. Torres was Vice
                              President of Operations for our travel finance
                              business. From 1984 to 1995, Mr. Torres was Vice
                              President of Operations and General Manager at
                              Solano Travel Service and Costa Rica Holiday Tours
                              in Los Angeles, California.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and greater-than-10% stockholders to file reports with the SEC and The Nasdaq Stock Market reflecting changes in their beneficial ownership of CFAC stock and to provide us with copies of the reports. Based on our review of these reports and of certifications furnished to us, except for Anthony S. Fortunato who filed one late report involving the purchase of CFAC stock on Form 4 and A. Keith Wall who filed one late report involving his initial statement of beneficial ownership of CFAC stock on Form 3, we believe that all of these reporting persons complied with their filing requirements for 1998.

ITEM 11. EXECUTIVE COMPENSATION

        The following table shows the compensation paid during the last three years to (or for such shorter period that we employed the individual) the Chief Executive Officer and the other executive officers who received salary and bonus at a rate in excess of $100,000 in such years (collectively, the "Named Executive Officers"). No other executive officer received salary and bonus in excess of $100,000 during 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                                                              COMPENSATION
                                                  ANNUAL COMPENSATION(1)         AWARDS
                                                  ----------------------      ------------
                                                                                            ALL OTHER
NAME AND PRINCIPAL POSITION                 YEAR     SALARY      BONUS        OPTIONS/SARS COMPENSATION
---------------------------                 ----    --------    -------       ------------ -----------
Gary M. Cypres(2)........................   1998    $191,875    $   500         120,000(5)  $77,000(7)
   Chairman of the Board                    1997    $175,000    $   500              --     $77,000(7)
                                            1996    $175,000    $30,000         100,000     $77,000(7)

Anthony S. Fortunato(3)..................   1998    $255,208    $   500         120,000(5)       --
   President                                1997    $230,000    $   500              --          --
                                            1996    $ 46,154          -         100,000          --

Gerard T. McMahon(4).....................   1998    $160,000    $   500          30,000(6)       --
   Executive Vice President                 1997    $160,000    $   500              --          --
    of Credit and Collections               1996    $ 43,692          -          30,000          --

Edward Valdez............................   1998    $ 98,750    $ 2,519          32,000(5)       --
   Senior Vice President of Credit          1997    $ 95,000    $   500              --          --
                                            1996    $ 95,000    $14,000          30,000     $ 1,327(8)

----------

(1) Certain of our executive officers receive benefits in addition to salary and cash bonuses. The aggregate amount of such benefits, however, does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus of such Named Executive.

(2) Prior to July 2, 1996, Mr. Cypres' compensation was paid to G.M. Cypres & Co. by Banner Holdings, Inc. for services rendered to it. Mr. Cypres also served as President until Mr. Fortunato assumed such position in March 1998 and as Chief Financial Officer until Mr. Wall assumed such position in July 1998.

(3) Mr. Fortunato joined CFAC in October 1996. Mr. Fortunato served as Executive Vice President of Operations until he was appointed President in March 1998.

(4)     Mr. McMahon joined CFAC in September 1996.

(5) Consists of options regranted at an exercise price of $5.00 per share on December 1, 1998.

(6) Consists of options regranted at an exercise price of $12.00 per share on March 4, 1998.

(7) Represents amount accrued under the Supplemental Executive Retirement Plan for Mr. Cypres.

(8) Represents amounts contributed under the Banner's, a California corporation dba Central Electric Profit Sharing Plan (the "Profit Sharing Plan") for Mr. Valdez.

        The following table sets forth information concerning stock options granted to the Named Executive Officers during 1998.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                                                             POTENTIAL REALIZABLE
                                                                INDIVIDUAL GRANTS                              VALUE AT ASSUMED
                                        ---------------------------------------------------------------        ANNUAL RATES OF
                                        NUMBER OF        PERCENT OF                                              STOCK PRICE
                                        SECURITIES     TOTAL OPTIONS                                           APPRECIATION FOR
                                        UNDERLYING       GRANTED TO                                             OPTION TERM(1)
                                         OPTIONS        EMPLOYEES IN         EXERCISE        EXPIRATION     ---------------------
             NAME                       GRANTED(2)          1998              PRICE(3)           DATE         5%              10%
             ----                       ----------     -------------        ------------     ----------     -------       ----------
Gary M. Cypres                          120,000(4)         18.2%                $5.00          12/01/08     $304,080      $  839,520
Anthony S. Fortunato                    100,000(5)         15.2%               $12.00          03/04/08     $714,000      $1,847,600
                                        120,000(6)         18.2%                $5.00          12/01/08     $304,080      $  839,520
Gerard T. McMahon                        30,000(5)          4.6%               $12.00          12/01/08     $214,200      $  554,280
Edward Valdez                            10,000(7)          1.5%               $12.00          03/04/08     $ 71,400      $  184,760
                                         32,000(8)          4.9%                $5.00          12/01/08     $ 81,088      $  223,872

-------------------

(1) The amounts shown are hypothetical gains based on the indicated assumed rates of appreciation of the common stock, compounded annually over a ten-year period and assuming that the closing price was the market value of the common stock on the date of grant. The actual value (if any) that an executive officer receives from a stock option will depend upon the amount by which the market price of our common stock exceeds the exercise price of the option on the date of exercise. We cannot assure that the common stock will appreciate at any particular rate or at all in future years.

(2) The options granted are exercisable 20% per year beginning on each of the first five anniversary dates of grant, subject to certain performance standards.

(3) The exercise price may be paid in cash, or at the discretion of the Compensation Committee, by tendering shares of CFAC common stock, or the delivery of an irrevocable direction to a securities broker to sell shares and deliver the sale proceeds to CFAC in payment of all or part of the exercise price, instead of cash.

(4) Represents options regranted on December 1, 1998 at $5.00 per share in exchange for the cancellation of 100,000 options originally granted on June 26, 1996 and December 16, 1996.

(5) These options were originally granted on December 16, 1996 and were canceled and regranted on March 4, 1998 at $12.00 per share.

(6) Represents options regranted on December 1, 1998 at $5.00 per share in exchange for the cancellation of 100,000 options originally granted on March 4, 1998.

(7) These options were originally granted on March 4, 1998 and were canceled and regranted on December 1, 1998 at $5.00 per share.

(8) Represents options regranted on December 1, 1998 at $5.00 per share in exchange for the cancellation of 40,000 options originally granted on June 26, 1996 and March 4, 1998.

        The following table sets forth the number and value of stock options held by the Named Executive Officers at December 31, 1998.

                           AGGREGATED OPTION EXERCISES
             IN FISCAL YEAR 1998 AND FISCAL YEAR-END OPTION VALUES


                                                NUMBER OF                                 VALUE OF UNEXERCISED
                                           UNEXERCISED OPTIONS                          IN-THE-MONEY OPTIONS(1)
                                    -----------------------------------           ------------------------------------
            NAME                    EXERCISABLE           UNEXERCISABLE           EXERCISABLE            UNEXERCISABLE
            ----                    -----------           -------------           -----------            -------------
Gary M. Cypres                           --                  120,000                   --                     --
Anthony S. Fortunato                     --                  120,000                   --                     --
Gerard T. McMahon                     6,000                   24,000                   --                     --
Edward Valdez                            --                   32,000                   --                     --

-------------------

(1) None of the options were in the money based upon the $4.375 per share closing price of CFAC's common stock as reported on the Nasdaq National Market on December 31, 1998.

EMPLOYMENT AGREEMENTS

        Gary M. Cypres. In June 1996, we entered into an employment agreement with Mr. Cypres. Under the employment agreement, Mr. Cypres will serve as our Chairman of the Board for a period of five years at a base salary of $175,000 per year and is eligible to participate in our executive compensation plans. Mr. Cypres also agreed to serve as our President and Chief Executive Officer until December 31, 1997. As provided in the employment agreement, since we had not named a new Chief Executive Officer by December 31, 1997, Mr. Cypres continued in this capacity until March 1998 and received an adjustment of his compensation as determined by our board of directors. The employment agreement also provides that Mr. Cypres will participate in our defined benefit Supplemental Executive Retirement Plan (the "SERP Plan") and be credited with eight and one-half years of service for his contribution to us since 1991 when we were acquired by our current management and for entering into the employment agreement. In addition, on December 31, 1997, Mr. Cypres was treated as satisfying his post-adoption service requirement under the SERP Plan.

        If Mr. Cypres is terminated "for cause," which definition generally includes our termination of him due to the executive's willful failure to perform his duties under the employment agreement, Mr. Cypres' personal dishonesty or breach of his fiduciary duties or the employment agreement, then we will be obligated to pay him only his base salary up to the date upon which we notify him of his termination "for cause." If Mr. Cypres is terminated without "cause," becomes disabled or dies, then we will be obligated to pay him or his estate, commencing immediately, a lump sum payment equal to his base salary for the remaining term of the employment agreement and to pay him under the SERP Plan as if he had worked to his normal retirement date, which the employment agreement provides is December 31, 2000.

        Mr. Cypres has agreed not to solicit our employees or compete with us in any manner following his resignation or termination from CFAC for any period for which we have paid him a lump sum in accordance with the employment agreement, which period shall be no less than 12 months.

        Anthony S. Fortunato. In October 1996, we entered into an employment agreement with Mr. Fortunato. Under the employment agreement, Mr. Fortunato will serve as our Executive Vice President of Operations or in other senior management positions for a period of three years at a base salary of $225,000, $250,000 and $275,000 per year, respectively, and is eligible to receive an annual discretionary bonus and participate in our executive compensation plans. In addition, Mr. Fortunato was awarded an initial grant of options to acquire

100,000 shares of common stock pursuant to the 1996 Plan. In March 1998, these options were canceled and regranted at an exercise price of $12.00 per share, and in December 1998, the options regranted in March 1998 were canceled and Mr. Fortunato was regranted an option to purchase 120,000 shares at an exercise price of $5.00 per share. These options vest over a five-year period.

        If Mr. Fortunato is terminated "for cause," which definition generally includes our termination of him due to the executive's willful failure to perform his duties under the employment agreement, Mr. Fortunato's personal dishonesty or breach of his fiduciary duties or the employment agreement, then we will be obligated to pay him only his base salary up to the date upon which we notify him of his termination "for cause." If we terminate Mr. Fortunato without "cause," then we will be obligated to pay him, commencing immediately, a lump sum payment equal to his base salary for the remaining term of the employment agreement in addition to any other compensation and/or benefits the employment agreement provides for.

        Mr. Fortunato has agreed not to solicit our employees or compete with us in any manner following his resignation or termination from CFAC for any period for which we have paid him a lump sum in accordance with the employment agreement, which period shall be no less than 12 months.

        Gerard T. McMahon. In August 1996, we entered into an employment agreement with Mr. McMahon. Under the employment agreement, Mr. McMahon will serve as our Executive Vice President of Credit and Collections at a base salary of $160,000 per year and is eligible to receive an annual discretionary bonus of up to 20% of his base salary and participate in our executive compensation plans. In addition, Mr. McMahon was awarded an initial grant of options to acquire 30,000 shares of common stock pursuant to the 1996 Plan. In March 1998, these options were canceled and regranted at an exercise price of $12.00 per share. These options vest over a five-year period.

        Except as described above, we have not entered into employment agreements with any other of our executive officers or other members of management.

                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

        In June 1996, we adopted the Supplemental Executive Retirement Plan ("SERP Plan"), which provides supplemental retirement benefits to certain key management employees.

        To vest in the SERP Plan, an employee must have at least 10 years of service with us, including five years subsequent to the adoption of the plan. Upon completion of our initial public offering, Mr. Cypres was credited with 10 years of service with us and was treated as having fulfilled his post-adoption service on December 31, 1997 by acting as our President and Chief Executive Officer through such date. The board of directors determines participation in the SERP Plan. The SERP Plan benefits are a function of length of service with us and final average compensation (average monthly compensation during the 36 consecutive months of the last 60 months of the participant's employment that produces the highest average compensation, including salary and bonus).

        Benefits are equal to a targeted percentage of final average compensation as determined by the board of directors upon selection of the employee to participate in the SERP Plan. In no case will the rate exceed fifty percent (50%) of the final average compensation as of the date of the participant's retirement or termination of employment, multiplied by the ratio of the actual years of service as of the applicable event to the participant's years of service projected to the participant's normal retirement date (the first day of the month after the participant attains age 60). A vested participant who terminates employment at or after his normal retirement date will receive the full targeted percentage of his final average compensation. The SERP Plan benefit is reduced, however, by the annuity value of the participant's benefit under the Profit Sharing Plan. At December 31, 1998, only Mr. Cypres was a participant in the SERP Plan.

        The following table shows the estimated annual retirement benefits that would be payable under the SERP Plan upon a participant's normal retirement date on a straight life annuity basis, before any applicable offset for benefits received under the Profit Sharing Plan.

                               PENSION PLAN TABLE

                                                         YEARS OF SERVICE
                                 -------------------------------------------------------------------
REMUNERATION                        10            15            20            25          30 OR MORE
------------                     --------      --------      --------      --------       ----------
$175,000...................      $ 87,500      $ 87,500      $ 87,500      $ 87,500        $ 87,500
200,000....................       100,000       100,000       100,000       100,000         100,000
225,000....................       112,500       112,500       112,500       112,500         112,500
250,000....................       125,000       125,000       125,000       125,000         125,000

        As of December 31, 1998, Mr. Cypres was fully vested under the SERP
Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The compensation committee consists of Messrs. Sweet and Caltagirone. None of the members of the compensation committee is or has been an officer or employee of CFAC or any of its subsidiaries. None of our executive officers currently serves as a director or member of the compensation committee of another entity or of any other committee of the board of directors of another entity performing similar functions.

DIRECTOR COMPENSATION

        In 1998, we paid our non-employee directors an annual fee of $15,000 for board and committee meetings. Mr. Cypres, our Chairman, received no fees for serving as a CFAC director. In addition, the compensation committee may in its sole discretion grant to our non-employee directors options to purchase shares of CFAC common stock. All options granted to non-employee directors vest in equal annual installments over 5-year periods beginning on the date of grant, subject to continued service on the board of directors. We have entered into agreements with all directors pursuant to which we have agreed to indemnify them against certain claims arising out of their services as directors. Directors are also entitled to the protection of certain indemnification provisions in our Certificate of Incorporation and Bylaws.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table shows, as of April 5, 1999, all persons or entities we know to be "beneficial owners" of more than five percent of our common stock
(1). This information is based on Schedules 13D and 13G reports filed with the SEC by each of the persons and entities listed in the table below. If you wish, you may obtain these reports from the SEC.


                                                             COMMON STOCK
                                                         BENEFICIALLY OWNED(1)
                                                        ------------------------
                                                        NUMBER OF     PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER(2)                 SHARES(3)      CLASS(4)
---------------------------------------                 ---------     ----------
Gary M. Cypres(5).................................      5,175,000        71.1%
Banner Holdings, Inc.(6)..........................      5,150,000        70.8%
West Coast Private Equity Partners, L.P.(6).......      5,150,000        70.8%
Wellington Management Company, LLP(7).............      1,018,700        14.0%
Bay Pond Partners, L.P.(8)........................        411,500         5.7%
Wellington Hedge Management LLC(9)................        411,500         5.7%
Wellington Hedge Management, Inc.(10).............        411,500         5.7%

----------

 (1) "Beneficial ownership" is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. So, for example, you "beneficially" own CFAC common stock not only if you hold it directly, but also if you directly or indirectly (through a relationship, a position as a director or trustee, or a contract or understanding), have (or share) the power to vote the stock, to invest it, to sell it or you currently have the right to acquire it or the right to acquire it within 60 days of April 5, 1999.

 (2) The address for Mr. Cypres, Banner Holdings, Inc. and West Coast Private Equity Partners, L.P. is 5480 East Ferguson Drive, Commerce, California 90022, and the address for Wellington Management Company, LLP, Bay Pond Partners, L.P., Wellington Hedge Management LLC and Wellington Hedge Management, Inc. is 75 State Street, Boston, Massachusetts 02109.

 (3) Except as otherwise noted below, each person and entity named in the table directly or indirectly has sole voting and investment power with respect to the shares shown which each such person or entity beneficially owns.

 (4) Shares of CFAC common stock issuable upon exercise of stock options exercisable within 60 days of April 5, 1999 are considered outstanding for computing the percentage of the person or entity holding those options but are not considered outstanding for computing the percentage of any other person or entity.

 (5) Consists of 5,150,000 shares owned by Banner Holdings, Inc. ("Holdings"), 12,500 shares owned by Mr. Cypres' spouse and 12,500 shares held by or in trust by Mr. Cypres and his spouse for their children. Of the 5,175,000 shares, Mr. Cypres shares voting and investment power of 25,000 shares with his spouse and 5,150,000 shares with Holdings and West Coast Private Equity Partners, L.P. ("West Coast").

 (6) Holdings is the direct beneficial owner of 5,150,000 shares. West Coast controls Holdings. West Coast beneficially owns 5,150,000 shares through its control of Holdings. Mr. Cypres is Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer of Holdings and the managing general partner of West Coast. Mr. Cypres controls CFAC through West Coast and Holdings.

 (7) Based on a Schedule 13G filed with the SEC on February 9, 1999. These shares are held of record by Wellington Management Company, LLP's ("WMC") clients. Of the 1,018,700 shares, WMC shares the power to vote 751,900 of these shares and shares the power to dispose of all these shares in its capacity as investment advisor to these clients.

 (8) Based on a Schedule 13G filed with the SEC on January 19, 1999. Bay Pond Partners shares voting and investment power over these shares with Wellington Hedge Management LLC ("WHML") and Wellington Hedge Management, Inc. ("WHMI"). WHML is the sole general partner of Bay Pond, and WHMI is the managing member of WHML.

 (9) Based on a Schedule 13G filed with the SEC on January 19, 1999. WHML shares voting and investment power over these shares with WMC and WHMI.

(10) Based on a Schedule 13G filed with the SEC on January 19, 1999. WHMI shares voting and investment power over these shares with WMC and WHML

        The following table shows, as of April 5, 1999, the CFAC common stock that our directors and executive officers beneficially own and those shares of common stock owned by all executive officers and directors as a group.

                                                               COMMON STOCK
                                                           BENEFICIALLY OWNED(1)
                                                           ----------------------
                                                           NUMBER OF   PERCENT OF
NAME OF BENEFICIAL OWNER                                   SHARES(2)    CLASS(3)
------------------------                                   ---------  -----------
Gary M. Cypres(4)................................          5,175,000     71.1%
Anthony S. Fortunato.............................                500      *
Edward Valdez....................................              2,100      *
Gerard T. McMahon(5).............................              6,000      *
Jose de Jesus Legaspi(6).........................              2,800      *
Salvatore J. Caltagirone(6)......................              2,800      *
William R. Sweet(6)..............................              2,800      *
A. Keith Wall....................................                 --     N/A
All directors and executive officers  as a group
(8 persons)(7)...................................          5,192,000     71.2%

----------

*       Less than 1%.

(1)     See footnote 1 in table included above at page 8.

(2) Except as otherwise noted below, each individual named in the table directly or indirectly has sole voting and investment power with respect to the shares shown which each such individual beneficially owns.

(3) Shares of CFAC common stock issuable upon exercise of stock options exercisable within 60 days of April 5, 1999 are considered outstanding for computing the percentage of the person holding those options but are not considered outstanding for computing the percentage of any other person.

(4) Consists of 5,150,000 shares owned by Holdings, 12,500 shares owned by Mr. Cypres' spouse and 12,500 shares held by or in trust by Mr. Cypres and his spouse for their children. Of the 5,175,000 shares, Mr Cypres shares voting and investment power of 25,000 shares with his spouse and 5,150,000 shares with Holdings and West Coast.

(5) Consists of 6,000 shares issuable upon exercise of stock options exercisable within 60 days of April 5, 1999.

(6)     Consists of 2,800 shares issuable upon exercise of stock options.

(7) Includes 14,400 shares issuable upon exercise of stock options exercisable within 60 days of April 5, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We were formed on April 11, 1996. We entered into an agreement with Banner's Central Electric, Inc. ("Banner"), an affiliate of ours, and Holdings, on June 24, 1996 which was subsequently amended (the "Reorganization Agreement") under which Holdings contributed to Banner its investments in its subsidiaries that operate the small loan, travel, automobile sales, and related businesses (the "Holdings Subsidiaries"). Under this Agreement, Banner then contributed to CFAC its investments in the Holdings Subsidiaries and in its subsidiary that holds the Consumer Product Portfolio (collectively, the "Subsidiaries") and cash in such amount so as to leave us with $500,000 on hand upon consummation of such transaction (the "Reorganization"). The Reorganization Agreement also provides that the intercompany accounts between CFAC, Banner and Holdings were forgiven, except with respect to income taxes. As a result, we had $500,000 of cash on hand upon the completion of the Reorganization.

        In connection with the Reorganization and under the Reorganization Agreement, we entered into various agreements with Banner and Holdings for the purpose of defining our ongoing relationships among each other. Because Holdings controls us and Banner (see "Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT"), these agreements did not result from arm's-length negotiations. We believe, however, that these agreements are at least as favorable to us as those that could have been obtained from independent third parties.

Financing Agreement

        We have entered into an agreement with Banner and Holdings, which was subsequently amended (the "Financing Agreement") under which Banner granted us the exclusive right, at our option, (1) to purchase consumer finance receivables which Banner originates for sales of merchandise at its stores in operation on the date of the Financing Agreement and for all stores which Banner may determine to open in the future during the term of the Financing Agreement (and any extension thereof), or (2) to provide financing directly to Banner's customers at all of such locations. We are not obligated to provide financing to any particular Banner customer, or to offer financing at any Banner location or locations. The Financing Agreement has a term of 15 years commencing on June 24, 1996. We may terminate the Financing Agreement at any time upon one year's prior written notice to Banner.

        During the term of the Financing Agreement, as long as Banner originates its consumer finance receivables, we will have the right to purchase consumer finance receivables at face value less a transaction fee which is currently set at 2.5%. This transaction fee is subject to renegotiation at six-month intervals to reflect our costs associated with providing financing under the Financing Agreement. If we originate such receivables, Banner will be obligated to pay us a transaction fee in an amount to be initially established by the parties and subject to renegotiation at six-month intervals. As a result of increasing delinquencies in the Consumer Product Portfolio, the Financing Agreement was amended, effective July 1, 1997, to permit us for the year ended December 31, 1997 to return to Banner up to $5.8 million of the balance of the Consumer Product Portfolio at December 31, 1996. In 1998, the Financing Agreement was again amended and allowed Banner to repurchase $1.5 million in the year ended December 31, 1998. Banner does not charge us for the space we occupy in its locations in recognition of the value provided by the presence of our financial products and services in its retail locations.

Option Agreement

        We have entered into an agreement with Banner and Holdings (the "Option Agreement") under which Holdings granted us an option to purchase all of Banner's outstanding capital stock (the "Option") from Holdings at any time during the period which commenced on June 24, 1997 and will end on June 24, 1999 (the "Option Termination Date"). The exercise price of the Option will be equal to Banner's net book value as reflected on its balance sheet for the month ended immediately preceding the exercise of the Option; such balance sheet shall have been prepared in accordance with generally accepted accounting principles on a basis consistent with prior periods. If we exercise the Option, the exercise price is payable in cash or in shares of CFAC common stock valued at the average last sale price of our common stock during the ten-trading-day period preceding the date on which we deliver to Holdings our written notice of exercise. Until the Option Termination Date, Holdings may not, without our prior written consent, sell, offer or agree to sell, grant any option for the sale of, or otherwise dispose of any of Banner's capital stock (or any securities convertible into, exercisable for or exchangeable for Banner's capital stock) nor will Banner sell substantially all of its assets.

Operating Agreement

        We have entered into an agreement with Banner and Holdings (the "Operating Agreement") setting forth certain rights and obligations of the parties following the Reorganization. The Operating Agreement covers the following matters:

                Allocation of Business Opportunities. Due to the potential conflicts of interest resulting from the relationships among us, Banner and Holdings, the Operating Agreement provides that Holdings and its subsidiaries (other than CFAC and its subsidiaries) will not, without our prior written consent, directly or indirectly engage in or enter into any business competing with us and involving the financing of consumer products, travel products, small loans, automobiles or insurance (the "Restricted Businesses"). If Holdings shall acquire a company engaged in a Restricted Business or shall otherwise directly or indirectly engage in a Restricted Business, Holdings shall be obligated to sell, at our election, such Restricted Business to us at a purchase price equal to the fair market value of such Restricted Business, as determined through an independent appraisal process. The foregoing restriction shall terminate on December 31, 2002, or, if earlier, on the date on which Holdings ceases to own, directly or indirectly, at least 25% of CFAC's outstanding voting stock.

                Management and Other Services. The Operating Agreement provides that Banner, Holdings or their affiliates are obligated to provide to us, and we are obligated to use certain services, including accounting, management information systems and employee benefits. Except for management information systems, these arrangements will continue until terminated by us, Banner, Holdings or such affiliate upon one-year's prior written notice. Termination may be made on a service-by-service basis or in its entirety. To the extent that such services directly relate to the finance portion of the consumer products business Banner contributes to us, or to the extent that Banner, Holdings or their affiliates incur other costs that directly relate to us, we are obligated to pay Banner's, Holdings' or their affiliates' actual cost of providing such services or incurring such costs. Employee benefit expenses are allocated to us based on the ratio of actual employer payroll expenses in the consumer products business Banner contributes to us compared to total actual payroll expenses of Banner before such allocation. Accounting expenses are allocated 50% to us. The operating costs of Banner's management information systems function are allocated initially 50% to us for a period of five years, subject to adjustment from time to time to reflect changing costs and usage. Such allocated expenses totaled $2.1 million in 1998, $1.6 million in 1997 and $1.3 million in 1996.

                Employee Benefits. Under the Operating Agreement, we assumed all liabilities of Banner, Holdings and the Subsidiaries under existing employee welfare benefit and profit sharing plans with respect to the employees of Banner, Holdings and the Subsidiaries who became our employees.

Tax Sharing Agreement

        We have entered into an agreement with Holdings and Banner (the "Tax Sharing Agreement") providing for (1) the payment of federal, state and other income tax remittances or refunds for periods during which we and Holdings were included in the same consolidated group for federal income tax purposes, (2) the allocation of responsibility for the filing of such tax returns, (3) the conduct of tax audits and the handling of tax controversies and (4) various related matters. For periods during which we were included in Holdings' consolidated federal income tax returns, we are required to pay Holdings its allocable portion of the consolidated federal, state and other income tax liabilities and are entitled to receive refunds determined as if we and our subsidiaries had filed separate income tax returns. With respect to Holdings' liability for payment of taxes for all periods during which we were so included in Holdings' consolidated federal income tax returns, we will indemnify Holdings for all federal, state and other income tax liabilities for such periods. The date of the consummation of the initial public offering was the last day on which we were included in Holdings' consolidated federal income tax returns.

Indemnification Agreements

        We have entered into an indemnification agreement with Holdings and Banner (the "Indemnification Agreement") under which we will indemnify and hold harmless Holdings and Banner with respect to any and all claims, losses, damages, liabilities, costs and expenses (except when arising from Holdings' or Banner's intentional misconduct or gross negligence or to the extent any liability arises from Banner's breach of its fiduciary duty to our other stockholders) that arise from or are based on the operations of the business of CFAC and its subsidiaries after the date of the Reorganization. We will also indemnify and hold harmless Holdings and Banner with respect to any and all claims, losses, damages, liabilities, costs and expenses that arise from or are based on guarantees or undertakings which Holdings or Banner makes to third parties in respect of our liabilities or obligations, whether or not such obligations arose before or after the Reorganization. Holdings and Banner will indemnify and hold harmless CFAC with respect to any and all claims, losses, damages, liabilities, costs and expenses that arise from or are based on the operations of Holdings or Banner, other than the business of CFAC and its subsidiaries, before or after the date of the Reorganization. The rights of any party under the Indemnification Agreement are not assignable or transferable without the prior written consent of the other parties.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of April, 1999.

                                        CENTRAL FINANCIAL ACCEPTANCE CORPORATION


                                        By: /s/ Gary M. Cypres
                                           -------------------------------------
                                                     Gary M. Cypres
                                            Chairman of the Board of Directors