Form 10-Q
period 1999-03-31
CENTRAL FINANCIAL ACCEPTANCE CORP
filed 1999-05-17
CIK 1012483

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

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

                           5480 East Ferguson Drive
                -------------------------------------------------
                           Commerce, California 90022
               (Address of principal executive offices) (Zip Code)


                                 (323) 720-8600
               --------------------------------------------------
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

Number of shares outstanding of the Registrant's Common Stock, as of May 14, 1999: 7,277,000.

                    CENTRAL FINANCIAL ACCEPTANCE CORPORATION

                                    FORM 10-Q


                                      INDEX


                                                                                      Page No.
                                                                                      --------
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets at March 31, 1999 and
              December 31, 1998.......................................................    1

         Condensed Consolidated Statements of Operations for the Three Months Ended
         March 31, 1999 and 1998......................................................    2

         Condensed Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 1999 and 1998...........................................    3

         Notes to Condensed Consolidated Financial Statements ........................    4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations .............................................................    8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................   12

PART II. OTHER INFORMATION

Item 5.  Other Information............................................................   13

Item 6.  Exhibits and Reports on Form 8-K.............................................   14

Signatures............................................................................   15

PART I. FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                               (UNAUDITED)
                                                                MARCH 31,    DECEMBER 31,
                                                                  1999         1998
                                                                ---------   ------------
                                   A S S E T S
Cash                                                            $ 10,921      $  8,295
Restricted cash                                                    1,208         1,195
Finance receivables, net                                          88,897        96,195
Prepaid expenses and other current assets                          1,699         1,686
Note receivable from affiliate                                     2,379         2,478
Deferred income taxes                                              2,442         2,442
Income taxes receivable, net                                         555         1,458
Property and equipment, net                                        7,155         6,677
Intangible asset, net                                             11,137         8,659
                                                                --------      --------
    Total assets                                                $126,393      $129,085
                                                                ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
        Notes payable                                           $ 47,000      $ 52,000
        Accrued expenses and other current liabilities             7,895         6,941
                Other debt                                            --            --
                                                                --------      --------
          Total liabilities                                       54,895        58,941
                                                                --------      --------
Commitments and contingencies Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000
       shares authorized; no shares outstanding                       --            --
    Common stock, $.01 par value, 20,000,000 shares
       authorized; 7,277,000 shares issued and outstanding            73            73
    Paid-in capital                                               47,903        47,903
    Retained earnings                                             23,522        22,168
                                                                --------      --------
        Total stockholders' equity                                71,498        70,144
                                                                --------      --------
    Total liabilities and stockholders' equity                  $126,393      $129,085
                                                                ========      ========


            See notes to condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                   (THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            --------------------
                                                             1999         1998
                                                            -------      -------
Revenues:
    Interest income on consumer finance receivables         $ 6,005      $ 6,431
    Interest income on auto finance receivables                  81          230
    Travel services                                           2,243        1,858
    Other income                                              3,635        3,555
                                                            -------      -------
        Total revenues                                       11,964       12,074
                                                            -------      -------
Costs and expenses:
    Operating expenses                                        6,648        6,908
    Provision for credit losses                               2,019        2,019
    Interest expense                                          1,041        1,264
                                                            -------      -------
        Total costs and expenses                              9,708       10,191
                                                            -------      -------

Income before provision for income taxes                      2,256        1,883
Provision for income taxes                                      902          752
                                                            -------      -------
Net income                                                  $ 1,354      $ 1,131
                                                            =======      =======

Per Share Data:

    Basic earnings per share                                $  0.19      $  0.16
    Diluted earnings per share                              $  0.19      $  0.16
    Weighted average common shares outstanding                7,277        7,277


            See notes to condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            --------------------
                                                             1999         1998
                                                            -------      -------
Cash flows from operating activities:
    Net income                                              $ 1,354      $ 1,131
    Adjustments to reconcile net income to net
            cash provided by operating activities:
       Depreciation and amortization                            326          238
       Provision for credit losses                            2,019        2,019
       Deferred income taxes                                     --          (56)

    Changes in assets and liabilities:
       Note receivable from affiliate                            99         (115)
       Prepaid expenses and other current assets                (13)       1,182
       Restricted cash                                          (13)        (223)
       Income taxes receivable                                  903           --
       Accrued expenses and other current liabilities           954        1,754
                                                            -------      -------
        Net cash provided by operating activities             5,629        5,930
                                                            -------      -------

Cash flows from investing activities:
    Installment contracts collected, net                      5,279        7,091
    Acquisitions                                             (2,756)          --
    Capital expenditures                                       (526)        (193)
                                                            -------      -------
        Net cash provided by investing activities             1,997        6,898
                                                            -------      -------

Cash flows from financing activities:
    Net repayments of notes payable                          (5,000)      (9,000)
                                                            -------      -------
    Net cash used in financing activities                    (5,000)      (9,000)
Net increase (decrease) in cash                               2,626        3,828
Cash, beginning of period                                     8,295        4,794
                                                            -------      -------
Cash, end of period                                         $10,921      $ 8,622
                                                            =======      =======

Cash paid during the period for:
    Interest                                                $ 1,018      $ 1,253
    Income taxes                                            $    --      $    --

            See notes to condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The accompanying condensed consolidated financial statements of Central Financial Acceptance Corporation ("CFAC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the Company's financial condition and operating results for the interim periods presented herein have been included. Operating results for the period ended March 31, 1999 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 1999. These interim financial statements should be read in conjunction with the Annual Report filed on Form 10-K for the year ended December 31, 1998 and the audited financial statements and notes contained therein, filed with the Securities and Exchange Commission.

     CFAC was formed in April, 1996 and consummated its initial public offering on July 2, 1996, when it sold 2.127 million shares of common stock, which resulted in net proceeds to the Company of approximately $22.5 million. CFAC is a majority owned subsidiary of Banner Holdings, Inc. ("Holdings"). Banner's Central Electric, Inc. ("Banner"), which is wholly owned by by Holdings, is a consumer products retailer that provides its customers with financing for the merchandise it sells.

     CFAC, Banner and Holdings entered into certain agreements for the purpose of defining the ongoing relationships among them. The transactions and agreements entered into pursuant to the Reorganization Agreement are referred to herein as the "Reorganization." Management of CFAC believes that such agreements provide for reasonable allocations of costs between the parties.

     The Company (1) purchases and services consumer finance receivables generated through the sale of high quality brand name consumer products, appliances and furniture sold by Banner, and by independent retailers; (2) provides unsecured small loans to its customers; (3) originates and services consumer finance receivables generated by the Company's customers for purchases of airline tickets sold by the Company; (4) provides insurance products and insurance premium financing to its customers; (5) provides check cashing and income tax return preparation services; (6) provides mortgage loan financing to its customers; and (7) provided financing for purchases of used automobiles sold by Banner through May 30, 1997. The majority of the Company's business is focused in Southern California, and the Company experiences the highest demand for its products and services between October and December.

     Reclassification - Certain reclassifications have been made to previously reported amount to conform to the current year presentation.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     See Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1998.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   EARNINGS PER SHARE

     The Company reports earnings per share according to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." The following table presents a reconciliation of basic earnings per share and diluted earnings per share. Options to purchase 454,000 shares of common stock at $12.00-$18.25 per share, were outstanding during the first quarter of 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Options to purchase 586,000 shares of common stock at $5.00-$12.00 per share were outstanding during the first quarter of 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                                          THREE MONTHS ENDED MARCH 31,
                                                   ------------------------------------------
                                                           1999                 1998
                                                   ------------------------------------------
                                                    (In thousands, except earnings per share)

                                                    Basic      Diluted    Basic      Diluted
                                                   Earnings   Earnings   Earnings   Earnings
                                                   Per Share  Per Share  Per Share  Per Share
                                                   ---------  ---------  ---------  ---------
Numerator--income from continuing operations        $ 1,354    $ 1,354    $ 1,131    $ 1,131
Denominator-weighted average shares outstanding       7,277      7,277      7,277      7,277
Earnings per share                                  $  0.19    $  0.19    $  0.16    $  0.16


4.   CONSUMER FINANCE RECEIVABLES

     Consumer Finance receivables consist of:

                                                        MARCH 31,     DECEMBER 31,
                                                          1999            1998
                                                        --------        --------
                                                             (In thousands)
Consumer Product Portfolio                              $ 30,511        $ 33,886
Small Loan Portfolio                                      58,661          62,248
Automobile Finance Portfolio                               1,777           2,445
Travel Finance Portfolio                                   4,571           4,988
Other                                                      4,749           4,715
                                                        --------        --------
                                                         100,269         108,282
Less deferred interest                                     4,051           4,657
Less allowance for credit losses                           4,649           4,649
Less deferred administrative fees, ATM
   membership fees and insurance revenues                  2,176           2,263
Less credit insurance and reserves for
   policyholders' benefits                                   496             518
                                                        --------        --------
                                                        $ 88,897        $ 96,195
                                                        ========        ========

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.   NOTES PAYABLE

     Notes payable consist of:

                                                        MARCH 31,     DECEMBER 31,
                                                          1999            1998
                                                        --------        --------
                                                             (In thousands)
     Wells Fargo Line of Credit                         $ 47,000        $ 52,000
                                                        ========        ========


     The Company entered into a credit agreement with several banks and Wells Fargo Bank, National Association, as Agent, (the "Wells Fargo Line of Credit") on June 13, 1997 that provides for the issuance of notes up to $100,000,000 subject to an allowable borrowing base. Holdings and all of the Company's significant domestic subsidiaries are guarantors under the Wells Fargo Line of Credit. In addition, the Company has pledged substantially all of its assets, including its receivables, and the stock of all of its significant subsidiaries as collateral for the amounts the Company borrows under the Wells Fargo Line of Credit. The amounts outstanding under these notes bear interest at rates that are determined by the type of borrowing. Borrowings under the notes are collateralized by all receivables in the Company. The Wells Fargo Line of Credit expires on June 12, 2000. The credit facility contains certain restrictive covenants that require, among other things, the maintenance of certain financial ratios and amounts. The amount of unused available credit under the facility was approximately $14,500,000 at March 31, 1999 and was limited by the allowable borrowing base.


6.   RELATED PARTY TRANSACTIONS

     In connection with its formation, the Company, Banner and Holdings, entered into the Reorganization Agreement and certain other agreements (the "Financing Agreement", the "Option Agreement", and the "Operating Agreement").

     The Financing Agreement, as amended, grants the Company an exclusive right to provide financing to Banner customers for a term of fifteen years from the date of the Reorganization and provides that any contracts purchased pursuant to this Agreement will be at face value less a transaction fee, which is subject to renegotiation at six month intervals. The Company returned $5.8 million of contracts purchased for the year ended December 31, 1998. The Company did not return any contracts purchased for the three months ended March 31, 1999. The Company can terminate the Financing Agreement at any time upon one year's prior written notice to Banner. All unpaid amounts are due within 18 months and bear interest at the Company's borrowing rate. Interest income realized on the amount due from Banner was approximately $45,000 for the three months ended March 31, 1999.

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

     The Operating Agreement provides, among other things, that Banner, Holdings or their affiliates are obligated to provide to the Company, and the Company is obligated to utilize certain services, including accounting, management information systems and employee benefits. If such services involve an allocation of expenses, such allocation shall be made on a reasonable basis. To the extent that such services directly relate to the finance portion of the consumer products business contributed by Banner to the Company, or to the extent that other costs are incurred by Banner, Holdings or their affiliates that directly relate to the

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Company, the Company is obligated to pay Banner, Holdings or their affiliates' actual cost of providing such services or incurring such costs. Employee benefit expenses are allocated to the Company based on the ratio of actual payroll expenses of employees in the consumer products business contributed by Banner to the Company compared to total actual payroll expenses of Banner before such allocation. Accounting expenses are allocated 50% to the Company. The operating costs of Banner's management information systems function are allocated initially 50% to the Company for a period of five years, subject to adjustment from time to time to reflect changing costs and usage. Except for management information systems services, the Operating Agreement continues until terminated by either the Company, Holdings or Banner upon one year's prior written notice. Termination may be made on a service-by-service basis or in total. Such allocated expenses totaled approximately $300,000 and $433,000 for the three months ended March 31, 1999 and 1998, respectively.

     In July 1998 the Company agreed to provide financing to Banner for the purchase of inventory and in return will receive a security interest in the financed inventory. In connection with such financing the Company will charge Banner interest at the Company's borrowing rate and the notes will be due on demand. The Company has also agreed to provide third party guaranties to selected vendors of Banner for inventory purchases. Through March 31, 1999 the Company has advanced to Banner directly or to vendors on behalf of Banner approximately $2.4 million.


7.   ACQUISITIONS

     On March 8, 1999, the Company completed the acquisition of the retail operations of PanAmericana Travel Systems, Inc., a travel service provider located in Southern California. The asset purchase included 24 leased PanAmericana travel center stores. The acquisition did not have a material impact on the Company's results of operations for the first quarter of 1999 or the financial condition at March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, expectations regarding the Company's efforts to resolve Year 2000 issues and the effects of a failure to resolve such issues, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1: Business -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The following sets forth certain information relating to the Company's financial trends, credit quality and delinquency experienced in the Company's consumer finance receivables portfolio, for the periods presented. Such amounts exclude the automobile portfolio.

                                                           THREE MONTHS ENDED
                                                        ------------------------
                                                                MARCH 31,
                                                        ------------------------
                                                             (In thousands)
                                                          1999            1998
                                                        --------        --------
FINANCIAL TRENDS

Gross receivables (at end of period)                    $ 98,492       $ 103,723
Deferred interest (at end of period)                       3,959           5,102
                                                        --------       ---------
Net receivables (at end of period)                        94,533          98,621

Deferred administrative fees, membership fees,
  loan fees and insurance (at end of period)               2,176           1,704
Allowance for credit  losses (at end of period)            4,649           7,756
                                                        --------       ---------

Net carrying value                                      $ 87,708       $  89,161
                                                        ========       =========

Average net receivables                                 $ 99,216       $ 103,591

Average interest bearing liabilities(1)                   51,992          58,575

Administrative and membership fee income                   1,011             767

Total interest income(2)                                   6,005           6,430
Total interest expense(3)                                  1,009           1,246
                                                        --------       ---------
Net interest income before provision for credit
  losses                                                   4,996           5,184

Net provision for credit losses                            2,019           2,019

Net write-offs                                             2,019           2,098

Average interest rate on average net receivables            24.2%           24.8%
Average interest rate on interest bearing
  liabilities                                                7.8%            8.5%
                                                        --------       ---------

Net interest spread                                         16.4%           16.3%
                                                        ========       =========

----------
(1) The amounts represent borrowings and related interest expense on the Company's line of credit, excluding amounts related to the Company's other borrowings.

(2) The amounts represent interest income on consumer finance receivables, excluding administrative fees, late charges and other charges, which are included in the Condensed Consolidated Statements of Operations.

(3) Amounts represent interest expense and loan commitment fees on the Wells Fargo Line of Credit.

                                                           THREE MONTHS ENDED
                                                        ------------------------
                                                                MARCH 31,
                                                        ------------------------
                                                             (In thousands)
                                                          1999            1998
                                                        --------        --------
CREDIT QUALITY

Average net receivables                                 $ 99,216       $ 103,591

Net provision for credit losses                            2,019           2,019

Net write-offs                                             2,019           2,098

Provision for credit losses as a % of average
  net receivables                                            8.1%            7.8%

Net write-offs as a % of average net receivables             8.1%            8.1%


END OF PERIOD

Net receivables                                         $ 94,533       $  98,622

Allowance for credit losses                                4,649           7,756
Allowance for credit losses as a % of net
  receivables                                                4.9%            7.9%


DELINQUENCY EXPERIENCE

Past due accounts (gross receivables)
31-60 days                                                 1,849           2,331
61 days or more                                            3,089           6,356
Accounts with payments 31 days or more past due
as a percentage of end of period gross receivables           5.0%            8.4%

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998.


     Total revenues in the three months ended March 31, 1999 decreased to $12.0 million from $12.1 million in the three months ended March 31, 1998, a decrease of $0.1 million.

     Interest income on the consumer finance receivables portfolio in the three months ended March 31, 1999 decreased to $6.0 million from $6.4 million in the three months ended March 31, 1998, a decrease of $0.4 million. This decrease was primarily attributable to a decrease in the net consumer finance receivables portfolio which averaged $99.2 million in the three months ended March 31, 1999, compared to $103.6 million in the three months ended March 31, 1998. The average interest rate earned on this portfolio decreased to 24.2% for the three months ended March 31, 1999, compared to 24.8% for the three months ended March 31, 1998.

     Interest income on the automobile finance receivables portfolio in the three months ended March 31, 1999 decreased to $0.1 million from $0.2 million in the three months ended March 31, 1998, a decrease of $0.1 million. This decrease was due to a decrease in the automobile finance receivables which averaged $2.0 million in the three months ended March 31, 1999, compared to $5.1 million in the three months ended March 31, 1998. At the present time, the Company no longer offers automobile financing.

     Revenue from travel services increased to $2.2 million for the three months ended March 31, 1999 compared to $1.9 million for the three months ended March 31, 1998, an increase of $0.3 million. The increase is due primarily to the acquisition of 24 PanAmericana Travel System stores on March 8, 1999, which increased revenue for the quarter by $0.1 million, and an increase in total system ticket sales, which increased net ticket revenue by $0.2 million.

     Other income for the three months ended March 31, 1999 remained constant at $3.6 million compared to $3.6 million in the three months ended March 31 1998. Other income in the three months ended March 31, 1999 includes an increase of $0.2 million in administrative and membership fee income earned on small loans, and an increase of $0.3 million in late and extension fees, offset by a decrease of $0.4 million in other miscellaneous income, and a decrease of $0.1 million in insurance agency income.

     Operating expenses in the three months ended March 31, 1999 decreased to $6.6 million compared to $6.9 million for the three months ended March 31, 1998, a decrease of $0.3 million. The decrease is due primarily to a reduction in employee and related costs of $0.1 million and a decrease in other overhead of $0.2 million.

     The provision for credit losses in the three months ended March 31, 1999 held constant at $2.0 million compared to the three months ended March 31, 1998. During the three months ended March 31, 1999, the Company wrote-off $2.0 million of bad debts, or 8.1%, annualized, of the average net receivables, as compared to $2.1 million in bad debt write-offs or 8.1%, annualized, of the average net receivables for first quarter of 1998. At March 31, 1999, the Company had an allowance for credit losses of $4.6 million as compared to $7.8 million at March 31, 1998. In the fourth quarter of 1998, the Company changed its policy regarding write-offs and began to write-off receivables, which were greater than 151 days past due. The change in write-off policy and resultant write-offs in the fourth quarter of 1998 and first quarter of 1999 accounted for the majority of the decrease in allowance for credit losses in 1999 as compared to 1998.

     Interest expense in the three months ended March 31, 1999 decreased to $1.0 million from $1.3 million in the three months ended March 31, 1998. This decrease was due to a decrease in the amounts borrowed under the lines of credit which averaged $52.0 million in the three months ended March 31, 1999, compared to $58.6 million in the three months ended March 31, 1998, and a decrease in the effective borrowing rate to 7.4% for the three months ended March 31, 1999 compared to 8.2% for the three months ended March 31, 1998.

     As a result of the foregoing factors, net income in the three months ended March 31, 1999 increased to $1.4 million from $1.1 million in the three months ended March 31, 1998, an increase of $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operations primarily through cash flow generated from operations and borrowings under its line of credit.

     For the three months ended March 31, 1999, net cash provided by operating activities totaled $5.6 million, while investing activities provided $2.0 million of cash flow. During this period the Company paid down $5.0 million of debt.

     The Company funds its lending activities and operations with borrowings under the Wells Fargo Line of Credit. Holdings and all of the Company's significant domestic subsidiaries are guarantors under the Wells Fargo Line of Credit. In addition, the Company has pledged substantially all of its assets, including its receivables, and the stock of all of its significant subsidiaries as collateral for the amounts the Company borrows under the Wells Fargo Line of Credit. The amount of credit available at any one time under the Wells Fargo Line of Credit is limited to 70% of eligible contracts. As of March 31, 1999 under the Wells Fargo Line of Credit, approximately $47.3 million was outstanding, including $0.3 million in letters of credit, and $14.5 million was available to the Company under the line of credit.

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

     In July 1998, the Company agreed to provide financing to Banner for the purchase of inventory and in return will receive a security interest in the financed inventory. In connection with such financing the Company will charge Banner interest at the Company's borrowing rate and the notes will be due on demand. The Company has also agreed to provide third party guaranties to selected vendors of Banner for inventory purchases. Through March 31, 1999, the Company has advanced to Banner directly or to vendors on behalf of Banner approximately $2.4 million. Interest income recognized on those advances for the three months ended March 31, 1999 amounted to $0.1 million.


IMPACT OF THE YEAR 2000 ISSUE

STATE OF READINESS

     The Company is working to resolve the potential impact of the Year 2000 on the ability of its computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the Year 1900 rather than the Year 2000 could result in error or system failures. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities which may have a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company uses a number of computer programs across its entire operations. At this time, the Company's is unable to predict with any certainty the estimated lost revenue it may experience as a result of such failure or disruption. The Company is addressing its Year 2000 issues under a three pronged approach. These are identified as (1) material internally developed software; (2) purchased software; and, (3) microcontrollers and computers.

     In 1998, the Company engaged an outside consulting firm, JCR & Associates, to help the Company evaluate, assess and make compliant the Company's material internally developed software with the Year 2000. The Company's internally developed code is the principal software used to evaluate, process, approve, initiate and collect on loans in the Company's various finance portfolios.

     The Company, with the help of the outside consultants, is responsible for evaluating the existing software, modifying the code, delivering the revised code and installation and testing of the modified software. Such modifications are primarily focused on the Company's smaller declining portfolios. Based on its testing, the Company believes its larger and growing Efectiva portfolio is already substantially Year 2000 compliant. The Company has received the required modifications from the outside consultants for these smaller portfolios. The Company has installed the modified software and is currently performing technical and user testing. Testing is expected to take about six months, is expected to be completed by June of 1999 and will include technical testing as well as user testing, including, various dates both before and after the Year 2000.

     Testing and compliance work began on the Company's purchased software in 1998. Most of the purchased software is ancillary in nature to the Company's primary business activities, supporting non-core business functions such as new product offerings and peripheral activities. The Company initiated formal communications with its vendors in August 1998 to determine the extent to which it may be affected by the failure of these parties to correct their own Year 2000 issues. The Company's borrowers and customers are generally consumers, which mitigates much of the Year 2000 risk. The Company has already received compliance certification from most of the third party developers or vendors and indications from most of the remaining vendors that their software will be compliant by the Year 2000.

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

COST TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

     The Company has budgeted expenditures of approximately $0.7 million in 1998 and 1999 to ensure that its systems are ready for processing information in the Year 2000. The majority of these expenditures relate to the cost of software development and testing. The Company estimates that it has incurred approximately $0.4 million of its Year 2000 budget expenditures through March 31, 1999 and will incur an additional $0.3 million by the end of 1999. In addition, the Company incurred, and will continue to incur, certain costs relating to the temporary reallocation of its internal resources to address Year 2000 issues. These expenditures have been and are expected to be funded by operating cash flows.

RISKS PRESENTED BY THE YEAR 2000 ISSUE

     Should the Company and/or its third party developers or vendors fail to timely identify, address and correct material Year 2000 issues, such failure could have a material adverse impact on the Company's ability to operate. The adverse impacts may include the requirement to pay significant overtime to manually process certain transactions and added costs to process certain financing activity. Despite the Company's activities in regards to the Year 2000 issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software will not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

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

     We are exposed to interest rate risk in the form of variable interest rates on our Wells Fargo Line of Credit. During the first quarter of 1999, the average interest rate charged on the Wells Fargo Line of Credit, which was $47.0 million at March 31, 1999, was 7.43%. We have hedged our interest rate risk by purchasing a hedge agreement in the notional amount of $40.0 million. The interest rate hedge agreement caps our interest rate at 8.75% against $40.0 million of the $47.0 million Wells Fargo Line of Credit which was outstanding at March 31, 1999. The remaining $7.0 million was unprotected against interest rate fluctuations.

     We have an interest rate risk exposure of 1.32% on the difference between the interest rate cap of 8.75% and the 7.43% average interest rate for the first quarter of 1999 on the $40.0 million hedge agreement. We have additional interest rate risk exposure on the $7.0 million amount above the interest rate hedge agreement. The Wells Fargo Line of Credit agreement terminates on June 12, 2000, and the interest rate hedge agreement terminates on July 31, 2000.

     For an immediate 1.0% increase in interest rates effective January 1, 1999, projected after-tax earning would decline approximately $0.3 million in 1999 and $0.1 million in 2000. An immediate 1.0% rise in interest rates is a hypothetical rate scenario, used to estimate risk, and does not currently represent management's expectations of future market developments.


PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     The Company received a letter dated February 26, 1999 from the Nasdaq Stock Market advising it that based upon its review of price data for the Company's common stock covering the last 30 consecutive trading dates prior to the date of the letter, the common stock had not maintained a market value of public float greater than or equal to $5 million.

     Market value of public float greater than or equal to $5 million is required for continued listing of our common stock on the Nasdaq National Market. Recognizing that this may be a temporary situation, Nasdaq advised the Company that it is not taking delisting action with respect to the market value of public float deficiency at this time. Rather, Nasdaq advised the Company that it would have 90 calendar days, or until May 27, 1999, to rectify the deficiency.

     If at any time within this 90 calendar day period, the closing bid price of the common stock allows for the maintenance greater than $5 million of public float for ten consecutive trading days, the Company will have complied with the market value of the public float requirement. Nasdaq also advised the Company that if it is unable to demonstrate compliance with the minimum $5 million market value of public float requirement on or before May 27, 1999, the Company's securities will be delisted at the opening of business on June 1, 1999, unless prior to May 27, 1999, the Company avails itself of available procedural remedies to stay the delisting of its common stock.

     Nasdaq defines public float as shares of common stock that are not held directly or indirectly by any officer or director of the Company or by any other person who is the beneficial owner of more than 10% of total shares of common stock outstanding. In July 1996, the Company sold approximately 29% of its outstanding common shares, or 2,127,000 shares, to the public. However, presently the Company believes that its public float is only approximately 1,081,000 shares of common stock as a result of a single shareholder, which has accumulated and has reported beneficial ownership of approximately 1,019,000 common shares.

     Through the date of this filing the Company believes that the minimum $5 million public float requirement as stipulated by Nasdaq has not been met.

     The date of the Company's 1999 Annual Meeting of Stockholders has been delayed more than 30 days from the date of the previous year's Annual Meeting which was held on May 27, 1998. The proxy materials for the Company's 1998 Annual Meeting originally indicated that proposals of stockholders must be received by the Company by December 28, 1998 in order to be included in proxy materials for the 1999 Annual Meeting. However, because of the delay in the convening of the 1999 Annual Meeting, the Company will accept stockholder proposals after December 28, 1998. At this time, the Company anticipates that the Annual Meeting will be held on July 12, 1999. As a result, in accordance with the rules and regulations promulgated under the Exchange Act, stockholder proposals intended to be included in the proxy materials for the 1999 Annual Meeting must be received by the Company a reasonable time before the Company begins to print and mail its proxy materials for the 1999 Annual Meeting. In addition, in the event a stockholder proposal is not submitted to the Company in a reasonable time before the Company begins to print and mail proxy materials, the proxy to be solicited by the Board of Directors for the 1999 Annual Meeting will confer authority on the holders of the proxy to vote shares in accordance with their best judgment and discretion if the proposal is presented at the 1999 Annual Meeting without any discussion of the proposal in the proxy statement for such meeting.

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


                                        CENTRAL FINANCIAL ACCEPTANCE CORPORATION



May 14, 1999                            /s/ Gary M Cypres
                                        ----------------------------------------
                                        Gary M. Cypres
                                        Chairman of the Board


May 14, 1999                            /s/ Anthony S. Fortunato
                                        ----------------------------------------
                                        Anthony S. Fortunato
                                        President


May 14, 1999                            /s/ A. Keith Wall
                                        ----------------------------------------
                                        A. Keith Wall
                                        Chief Financial Officer

INDEX TO EXHIBITS


Exhibit
Number                Description
-------               -----------
27.1                  Financial Data Schedule