Form 10-Q
period 1999-06-30
CENTRAL FINANCIAL ACCEPTANCE CORP
filed 1999-08-12
CIK 1012483

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

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


                                 (323) 720-8600
              (Registrant's telephone number, including area code)


Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES   X         NO
                          ------         ------

Number of shares outstanding of the Registrant's Common Stock, as of August 11, 1999: 7,277,000.

                    CENTRAL FINANCIAL ACCEPTANCE CORPORATION


                                    FORM 10-Q


                                      INDEX



                                                                                                          Page No.
                                                                                                          --------
PART I.      FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements:

             Condensed Consolidated Balance Sheets at June 30, 1999 and December 31, 1998 ................   1

             Condensed Consolidated Statements of Operations for the Three and Six Months Ended
             June 30, 1999 and 1998.......................................................................   2

             Condensed Consolidated Statements of Cash Flows for the Six Months Ended
             June 30, 1999 and 1998.......................................................................   3

             Notes to Condensed Consolidated Financial Statements ........................................   4

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.........  9

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.................................... 15

PART II.     OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds..................................................... 15

Item 4.      Submission of Matters to a Vote of Security Holders........................................... 15

Item 5.      Other Information............................................................................. 16

Item 6.      Exhibits and Reports on Form 8-K.............................................................. 16

Signatures................................................................................................. 17

PART I. FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                  JUNE 30,      DECEMBER 31,
                                                                    1999          1998
                                                                  --------      ------------
                                                                (UNAUDITED)
                                   A S S E T S

Cash                                                              $  5,602       $  8,295
Restricted cash                                                      2,690          1,195
Finance receivables, net                                            85,275         96,195
Prepaid expenses and other current assets                            2,034          1,686
Inventory                                                            3,070             --
Note receivable from affiliate                                          --          2,478
Deferred income taxes                                                2,442          2,442
Income taxes receivable, net                                            --          1,458
Property and equipment, net                                          7,407          6,677
Intangible asset, net                                               11,008          8,659
                                                                  --------       --------
     Total assets                                                 $119,528       $129,085
                                                                  ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
        Notes payable                                             $ 36,200       $ 52,000
        Accrued expenses and other current liabilities               9,338          6,941
        Note payable to affiliate                                      586             --
        Income taxes payable, net                                      551             --
                                                                  --------       --------
           Total liabilities                                        46,675         58,941
                                                                  --------       --------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000
        shares authorized; no shares outstanding                        --             --
     Common stock, $.01 par value, 20,000,000 shares
        authorized; 7,277,000 shares issued and outstanding             73             73
     Paid-in capital                                                47,903         47,903
     Retained earnings                                              24,877         22,168
                                                                  --------       --------
         Total stockholders' equity                                 72,853         70,144
                                                                  --------       --------
     Total liabilities and stockholders' equity                   $119,528       $129,085
                                                                  ========       ========



            See notes to condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                   (THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)



                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  JUNE 30,                    JUNE 30,
                                                           ---------------------       ---------------------
                                                             1999          1998          1999          1998
                                                           -------       -------       -------       -------
Revenues:
     Interest income on consumer finance receivables       $ 5,646       $ 5,900       $11,651       $12,331
     Interest income on auto finance receivables                56           182           137           412
     Travel services income                                  3,432         2,247         5,675         4,105
     Other income                                            3,659         2,835         7,294         6,390
                                                           -------       -------       -------       -------
         Total revenues                                     12,793        11,164        24,757        23,238
                                                           -------       -------       -------       -------

Costs and expenses:
     Operating expenses                                      7,542         6,519        14,273        13,540
     Provision for credit losses                             2,189         1,756         4,208         3,775
     Interest expense                                          800           951         1,758         2,102
                                                           -------       -------       -------       -------
         Total costs and expenses                           10,531         9,226        20,239        19,417
                                                           -------       -------       -------       -------


Income before provision for income taxes                     2,262         1,938         4,518         3,821
Provision for income taxes                                     907           776         1,809         1,528
                                                           -------       -------       -------       -------
Net income                                                 $ 1,355       $ 1,162       $ 2,709       $ 2,293
                                                           =======       =======       =======       =======

Per Share Data:

     Basic earnings per share                              $  0.19       $  0.16       $  0.37       $  0.32
     Diluted earnings per share                            $  0.19       $  0.16       $  0.37       $  0.32
     Weighted average common shares outstanding              7,277         7,277         7,277         7,277



           See notes to condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                             ------------------------
                                                               1999            1998
                                                             --------        --------
Cash flows from operating activities:
     Net income                                              $  2,709        $  2,293
     Adjustments to reconcile net income to net
             cash provided by operating activities:
        Depreciation and amortization                             678             476
        Provision for credit losses                             4,208           3,775
        Deferred income taxes                                      --               2

     Changes in assets and liabilities:
        Inventory                                              (3,070)             --
        Note receivable from affiliate, net                     3,064           4,556
        Prepaid expenses and other current assets                (348)          1,735
        Restricted cash                                        (1,495)           (231)
        Income taxes, net                                       2,009             463
        Accrued expenses and other current liabilities          2,374           1,396
                                                             --------        --------
         Net cash provided by operating activities             10,129          14,465
                                                             --------        --------

Cash flows from investing activities:
     Installment contracts collected, net                       6,712          10,774
     Acquisitions                                              (2,772)             --
     Capital expenditures                                        (962)           (399)
                                                             --------        --------
         Net cash provided by investing activities              2,978          10,375
                                                             --------        --------

Cash flows from financing activities:
     Net repayments of notes payable                          (15,800)        (23,600)
                                                             --------        --------
     Net cash used in financing activities                    (15,800)        (23,600)

Net (decrease) increase in cash                                (2,693)          1,240
Cash, beginning of period                                       8,295           4,794
                                                             --------        --------
Cash, end of period                                          $  5,602        $  6,034
                                                             ========        ========

Cash paid during the period for:
     Interest                                                $  2,086        $  2,449
     Income taxes                                            $    800        $     18


           See notes to condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

         The accompanying condensed consolidated financial statements of Central Financial Acceptance Corporation ("CFAC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the Company's financial condition and operating results for the interim periods presented herein have been included. Operating results for the period ended June 30, 1999 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 1999. These interim financial statements should be read in conjunction with the Annual Report filed on Form 10-K for the year ended December 31, 1998 and the audited financial statements and notes contained therein, filed with the Securities and Exchange Commission.

         CFAC was formed in April, 1996 and consummated its initial public offering on July 2, 1996, when it sold 2.127 million shares of common stock, which resulted in net proceeds to the Company of approximately $22.5 million. CFAC is a majority owned subsidiary of Banner Holdings, Inc. ("Holdings"). Banner's Central Electric, Inc. ("Banner"), which is wholly owned by Holdings, is a consumer products retailer that provides its customers with financing for the merchandise it sells.

         CFAC, Banner and Holdings entered into certain agreements for the purpose of defining the ongoing relationships among them. The transactions and agreements entered into pursuant to the Reorganization Agreement are referred to herein as the "Reorganization." Management of CFAC believes that such agreements provide for reasonable allocations of costs between the parties.

         The Company (1) purchases and services consumer finance receivables generated through the sale of high quality brand name consumer products, appliances and furniture sold by Banner, and by independent retailers; (2) provides unsecured small loans to its customers; (3) originates and services consumer finance receivables generated by the Company's customers for purchases of airline tickets sold by the Company; (4) provides insurance products and insurance premium financing to its customers; (5) provides check cashing and income tax return preparation services; (6) provides mortgage loan financing to its customers; (7) purchases consumer product inventory which it holds under a consignment arrangement until sold by Banner; and, (8) provided financing for purchases of used automobiles sold by Banner through May 30, 1997. The majority of the Company's business is focused in Southern California, and the Company experiences the highest demand for its products and services between October and December.

         Reclassification - Certain reclassifications have been made to previously reported amounts to conform to the current year presentation.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         See Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1998 for a summary of significant accounting principles.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3. EARNINGS PER SHARE

         The Company reports earnings per share according to the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The following table presents a reconciliation of basic earnings per share and diluted earnings per share. Options to purchase 446,000 shares of common stock at $12.00-$18.25 per share, were outstanding during the first six months of 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Options to purchase 673,000 shares of common stock at $5.00-$12.00 per share were outstanding during the first six months of 1999, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.


                                                                             THREE MONTHS ENDED JUNE 30,
                                                         ---------------------------------------------------------------
                                                                    1999                                1998
                                                         ----------------------------        ---------------------------
                                                           Basic            Diluted            Basic            Diluted
                                                          Earnings          Earnings         Earnings           Earnings
                                                         Per Share          Per Share        Per Share         Per Share
                                                         ---------          ---------        ---------         ---------
                                                                        (In thousands, except earnings per share)
Numerator- income from continuing operations               $1,355            $1,355            $1,162            $1,162
Denominator-weighted average shares outstanding             7,277             7,277             7,277             7,277
Earnings per share                                         $ 0.19            $ 0.19            $ 0.16            $ 0.16



                                                                              SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------------------------------------------
                                                                    1999                                1998
                                                         ----------------------------        ---------------------------
                                                           Basic            Diluted            Basic            Diluted
                                                          Earnings          Earnings         Earnings           Earnings
                                                         Per Share          Per Share        Per Share         Per Share
                                                         ---------          ---------        ---------         ---------
                                                                        (In thousands, except earnings per share)
Numerator- income from continuing operations               $2,709            $2,709            $2,293            $2,293
Denominator-weighted average shares outstanding             7,277             7,277             7,277             7,277
Earnings per share                                         $ 0.37            $ 0.37            $ 0.32            $ 0.32

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




4. CONSUMER FINANCE RECEIVABLES

         Consumer Finance receivables consist of:



                                                       JUNE 30,           DECEMBER 31,
                                                         1999                1998
                                                       --------           ------------
                                                             (In thousands)
Consumer Product Portfolio                             $ 28,622            $ 33,886
Small Loan Portfolio                                     55,883              62,248
Automobile Finance Portfolio                              1,235               2,445
Travel Finance Portfolio                                  4,759               4,988
Other                                                     5,395               4,715
                                                       --------            --------
                                                         95,894             108,282
Less deferred interest                                    3,619               4,657
Less allowance for credit losses                          4,649               4,649
Less deferred administrative fees, Efectiva
   membership fees and insurance revenues                 1,874               2,263
Less credit insurance and reserves for
   policyholders' benefits                                  477                 518
                                                       --------            --------
                                                       $ 85,275            $ 96,195
                                                       ========            ========


5. NOTES PAYABLE

         Notes payable consist of:



                                                       JUNE 30,           DECEMBER 31,
                                                         1999                1998
                                                      ----------          ------------
                                                               (In thousands)
Wells Fargo Line of Credit                             $ 36,200            $ 52,000
                                                       ========            ========

         The Company entered into a credit agreement with several banks and Wells Fargo Bank, National Association, as Agent, (the "Wells Fargo Line of Credit") on June 13, 1997 that provides for the issuance of notes up to $100,000,000 subject to an allowable borrowing base. Holdings and all of the Company's significant domestic subsidiaries are guarantors under the Wells Fargo Line of Credit. In addition, the Company has pledged substantially all of its assets, including its receivables, and the stock of all of its significant subsidiaries as collateral for the amounts the Company borrows under the Wells Fargo Line of Credit. The amounts outstanding under these notes bear interest at rates that are determined by the type of borrowing. Borrowings under the notes are collateralized by all receivables held by the Company. The Wells Fargo Line of Credit expires on June 12, 2000. The credit facility contains certain restrictive covenants that require, among other things, the maintenance of certain financial ratios and amounts. The amount of unused available credit under the facility was approximately $21,600,000 at June 30, 1999 and was limited by the allowable borrowing base.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



6. RELATED PARTY TRANSACTIONS

         In connection with its formation, the Company, Banner and Holdings, entered into the Reorganization Agreement and certain other agreements (the "Financing Agreement," the "Option Agreement," and the "Operating Agreement").

         The Financing Agreement, as amended, grants the Company an exclusive right to provide financing to Banner customers for a term of fifteen years from the date of the Reorganization and provides that any contracts purchased pursuant to this Agreement will be at face value less a transaction fee, which is subject to renegotiation at six month intervals. The Financing Agreement, as amended, also allowed the Company, in 1998, to return to Banner $1.5 million of previously purchased receivable contracts. The Company did not return any receivable contracts purchased during the six months ended June 30, 1999. The Company can terminate the Financing Agreement at any time upon one year's prior written notice to Banner. All unpaid amounts are due within 18 months and bear interest at the Company's borrowing rate.

         In the accompanying condensed consolidated financial statements the transaction fee is computed based upon 2.5% of the net receivables written in the consumer product portfolio. Effective July 1, 1999, the transaction fee will be based on 1.75% of the net receivables written in the consumer product portfolio.

         In August, 1996, CFAC sold its used automobile business back to Banner, which discontinued this business in May, 1997. Under the terms of the sale covering this transaction, all financing extended by the Company on automobiles sold by Banner will be with full recourse back to Banner in the event of default by the customer.

         The Operating Agreement provides, among other things, that Banner, Holdings or their affiliates are obligated to provide to the Company, and the Company is obligated to utilize certain services, including accounting, management information systems and employee benefits. If such services involve an allocation of expenses, such allocation shall be made on a reasonable basis. To the extent that such services directly relate to the finance portion of the consumer products business contributed by Banner to the Company, or to the extent that other costs are incurred by Banner, Holdings or their affiliates that directly relate to the Company, the Company is obligated to pay Banner, Holdings or their affiliates' actual cost of providing such services or incurring such costs. The Operating Agreement continues until terminated by either the Company, Holdings or Banner upon one year's prior written notice. Termination may be made on a service-by-service basis or in total. Such allocated expenses totaled approximately $600,000 and $760,000 for the six months ended June 30, 1999 and 1998, respectively.

         In July 1998, the Company agreed to provide financing to Banner for the purchase of inventory and in return will receive a security interest in the financed inventory. In connection with such financing the Company will charge Banner interest at the Company's borrowing rate and the notes will be due on demand. The Company has also agreed to provide third party guaranties to selected vendors of Banner for inventory purchases. Through June 30, 1999 the Company has net advances to Banner for inventory purchases or to vendors on behalf of Banner for inventory purchases, including other ongoing affiliate receivables of approximately $1.3 million. Interest income realized on the amount due from Banner was approximately $59,000 for the six months ended June 30, 1999.

         In April 1999, the Company, through its subsidiary, Central Banner's, Inc., began purchasing inventory which it holds under a consignment arrangement with Banner until sold by Banner. For the six months ending June 30, 1999, the Company has sold, at cost, $2.7 million of inventory to Banner. At June 30, 1999, the Company has on hand $3.1 million of inventory.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



7. INDUSTRY SEGMENTS

         Effective January 1, 1998, the Company adopted the provisions of SFAS 131 "Disclosures About Segments of an Enterprise and Related Information." The Company has identified four reportable segments through which it conducts its continuing operations: Finance Business, Travel Business, Other and Corporate. The factors for determining the reportable segments are based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The Finance Business includes the Consumer Product Portfolio, Small Loan Portfolio, Independent Retail Loan Portfolio, Automobile Finance Portfolio, Travel Finance Portfolio, Premium Finance Portfolio and the Mortgage Loan Portfolio. The Travel Business includes the Company's travel locations. Other includes the Company's insurance business including the captive insurance company, the income tax preparation business, the check cashing business and the inventory consignment business. Corporate includes all corporate overhead not specifically allocated to any business segment. Substantially all of the operations of the above businesses are concentrated in Southern California.

         The accounting policies of these reportable segments are the same as those described in the summary of significant accounting policies. Management evaluates and monitors segment performance primarily through revenues and earnings before interest and taxes, (EBIT). Results of operations and financial position of the reporting segments are shown in the table below.




                                                                       SIX MONTHS ENDED JUNE 30, 1999
                                              -------------------------------------------------------------------------------
                                               FINANCE           TRAVEL
                                              BUSINESS          BUSINESS           OTHER            CORPORATE           TOTAL
                                              --------          --------           -----            ---------           -----
                                                                               (in thousands)
     Revenues                                  $ 16.0            $  5.7            $  3.0            $   --             $ 24.7
     Depreciation & amortization                  0.4               0.2               0.1                --                0.7
     Corporate expenses                            --                --                --               5.4                5.4
     Earnings before interest
            and taxes (EBIT)                      9.3               1.4               1.1              (5.4)               6.4
     Total assets                               100.1              10.4               8.5               0.6              119.6
     Additions to long-lived assets               0.3               0.2               0.4               0.2                1.1





                                                                    SIX MONTHS ENDED JUNE 30, 1998
                                              -------------------------------------------------------------------------------
                                               FINANCE           TRAVEL
                                              BUSINESS          BUSINESS           OTHER            CORPORATE           TOTAL
                                              --------          --------           -----            ---------           -----
                                                                               (in thousands)
     Revenues                                  $ 16.2            $  4.1            $  2.8            $  0.1             $ 23.2
     Depreciation & amortization                  0.4               0.1               0.1                --                0.6
     Corporate expenses                            --                --                --               4.6                4.6
     Earnings before interest
            and taxes (EBIT)                      9.3               0.5               0.7              (4.6)               5.9
     Total assets                               101.3               8.0               4.9               0.9              115.1
     Additions to long-lived assets               0.2                --               0.1               0.1                0.4

8. COMMITMENTS AND CONTINGENCIES

         In February 1998, CFAC entered into a definitive agreement to acquire Mission Savings and Loan Association (Mission), a federally chartered savings association based in Riverside, California. On May 31, 1999, the acquisition agreement between CFAC and Mission expired pursuant to its terms and was not renewed.

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


                                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                JUNE 30,                       JUNE 30,
                                                                          ----------------------        ----------------------
                                                                            1999          1998            1999          1998
                                                                          -------        -------        -------        -------
                                                                                          (Dollars in thousands)
FINANCIAL TRENDS

Gross receivables (at end of period)                                      $94,660        $98,157        $94,660        $98,157
Deferred interest (at end of period)                                        3,585          4,282          3,585          4,282
                                                                          -------        -------        -------        -------
Net receivables (at end of period)                                         91,075         93,875         91,075         93,875

Deferred administrative fees, membership fees, loan fees, insurance
    and reserves for policyholders benefit (at end of period)               2,352          2,048          2,352          2,048
Allowance for credit  losses (at end of period)                             4,649          7,712          4,649          7,712
                                                                          -------        -------        -------        -------

Net carrying value                                                        $84,074        $84,115        $84,074        $84,115
                                                                          =======        =======        =======        =======

Average net receivables                                                   $92,612        $95,661        $96,080        $99,851
Average interest bearing liabilities(1)                                    37,854         46,850         45,033         52,671

Administrative and membership fee income                                    1,010            816          2,021          1,583

Total interest income(2)                                                    5,646          5,900         11,651         12,331
Total interest expense(3)                                                     777          1,051          1,785          2,297
                                                                          -------        -------        -------        -------
Net interest income before provision for credit losses                      4,869          4,849          9,866         10,034

Net provision for credit losses                                             2,189          1,756          4,208          3,775

Net write-offs                                                              2,189          1,801          4,208          3,898

Effective average interest rate on average net receivables                   24.4%          24.7%          24.3%          24.7%
Effective average interest rate on interest bearing liabilities               8.2%           9.0%           7.9%           8.7%
                                                                          -------        -------        -------        -------
Net interest spread                                                          16.2%          15.7%          16.4%          16.0%
                                                                          =======        =======        =======        =======

(1) The amounts represent borrowings and related interest expense on the Company's line of credit, excluding amounts related to the Company's other borrowings.

(2) The amounts represent interest income on consumer finance receivables, excluding administrative fees, late charges and other charges, which are included in the Condensed Consolidated Statements of Operations.

(3) Amounts represent interest expense and loan commitment fees on the Wells Fargo Line of Credit.

                                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                   JUNE 30,                     JUNE 30,
                                                                          ----------------------        ----------------------
                                                                           1999            1998           1999           1998
                                                                          -------        -------        -------        -------
                                                                                        (Dollars in thousands)
CREDIT QUALITY

Average net receivables                                                   $92,612        $95,661        $96,080        $99,851

Net provision for credit losses                                             2,189          1,756          4,208          3,775

Net write-offs                                                              2,189          1,801          4,208          3,898

Net provision for credit losses as a % of average net receivables
   (annualized)                                                               9.5%           7.3%           8.8%           7.6%

Net write-offs as a % of average net receivables (annualized)                 9.5%           7.5%           8.8%           7.8%

END OF PERIOD

Net receivables                                                                                         $91,075        $93,875

Allowance for credit losses                                                                               4,649          7,712
Allowance for credit losses as a % of net receivables                                                       5.1%           8.2%


DELINQUENCY EXPERIENCE

Past due accounts (gross receivables)
31-60 days                                                                                              $ 1,858        $ 1,725
61 days or more                                                                                           3,216          6,383
                                                                                                        -------        -------
    Total                                                                                                 5,074          8,108

Accounts with payments 31 days or more past due
as a percentage of end of period gross receivables                                                          5.4%           8.3%

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998.


         Total revenues in the three months ended June 30, 1999 increased to $12.8 million from $11.2 million in the three months ended June 30, 1998, an increase of $1.6 million.

         Interest income on the consumer finance receivables portfolio in the three months ended June 30, 1999 decreased to $5.6 million from $5.9 million in the three months ended June 30, 1998, a decrease of $0.3 million. This decrease was primarily attributable to a decrease in the net consumer finance receivables portfolio which averaged $92.6 million in the three months ended June 30, 1999, compared to $95.7 million in the three months ended June 30, 1998. The average interest rate earned on this portfolio decreased to 24.4% for the three months ended June 30, 1999, compared to 24.7% for the three months ended June 30, 1998.

         Interest income on the automobile finance receivables portfolio in the three months ended June 30, 1999 decreased to $0.1 million from $0.2 million in the three months ended June 30, 1998, a decrease of $0.1 million. This decrease was due to a decrease in the automobile finance receivables portfolio which averaged $1.4 million in the three months ended June 30, 1999, compared to $4.1 million in the three months ended June 30, 1998. At the present time, the Company no longer offers automobile financing.

         Revenue from travel services increased to $3.4 million for the three months ended June 30, 1999 compared to $2.2 million for the three months ended June 30, 1998, an increase of $1.2 million. The increase was due primarily to an acquisition, which increased revenue for the quarter by $0.6 million, and an increase in total system ticket sales, which increased net ticket revenue by $0.6 million.

         Other income for the three months ended June 30, 1999 increased to $3.7 million compared to $2.8 million in the three months ended June 30, 1998, an increase of $0.9 million. Other income in the three months ended June 30, 1999 included an increase of $0.2 million in administrative and membership fee income earned on small loans, an increase of $0.4 million in late and extension fees, and a increase of $0.3 million in insurance income.

         Operating expenses in the three months ended June 30, 1999 increased to $7.5 million compared to $6.5 million for the three months ended June 30, 1998, an increase of $1.0 million. The increase was due primarily to an acquisition, which accounted for all the increase in employee and related expenses of $0.3 million, $0.2 million of the $0.4 million increase in occupancy expenses, and $0.1 million of the $0.3 million increase in other overhead costs.

         The provision for credit losses in the three months ended June 30, 1999 increased to $2.2 million compared to $1.8 million for the three months ended June 30, 1998. During the three months ended June 30, 1999, the Company wrote-off $2.2 million of bad debts, or 9.5%, annualized, of the average net receivables, as compared to $1.8 million in bad debt write-offs or 7.5%, annualized, of the average net receivables for the second quarter of 1998. At June 30, 1999, the Company had an allowance for credit losses of $4.6 million as compared to $7.7 million at June 30, 1998. In the fourth quarter of 1998, the Company changed its policy regarding write-offs and began to write-off receivables, which were greater than 151 days past due. The change in write-off policy and resultant write-offs in the fourth quarter of 1998 and, first and second quarter of 1999 accounted for the majority of the decrease in allowance for credit losses in 1999 as compared to 1998.

         Interest expense in the three months ended June 30, 1999 decreased to $0.8 million from $1.0 million in the three months ended June 30, 1998, a decrease of $0.2 million. This decrease was due to a decrease in the amounts borrowed under the lines of credit which averaged $37.8 million in the three months ended June 30, 1999, compared to $46.9 million in the three months ended June 30, 1998, and a decrease in the effective borrowing rate to 8.2 % for the three months ended June 30, 1999 compared to 9.0% for the three months ended June 30, 1998.

         As a result of the foregoing factors, net income in the three months ended June 30, 1999 increased to $1.4 million from $1.2 million in the three months ended June 30, 1998, an increase of $0.2 million.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998.


         Total revenues in the six months ended June 30, 1999 increased to $24.8 million from $23.2 million in the six months ended June 30, 1998, an increase of $1.6 million.

         Interest income on the consumer finance receivables portfolio in the six months ended June 30, 1999 decreased to $11.7 million from $12.3 million in the six months ended June 30, 1998, a decrease of $0.6 million. This decrease was primarily attributable to a decrease in the net consumer finance receivables portfolio which averaged $96.1 million in the six months ended June 30, 1999, compared to $99.9 million in the six months ended June 30, 1998. The average interest rate earned on this portfolio decreased to 24.3% for the six months ended June 30, 1999, compared to 24.7% for the six months ended June 30, 1998.

         Interest income on the automobile finance receivables portfolio in the six months ended June 30, 1999 decreased to $0.1 million from $0.4 million in the six months ended June 30, 1998, a decrease of $0.3 million. This decrease was due to a decrease in the automobile finance receivables portfolio which averaged $1.7 million in the six months ended June 30, 1999, compared to $4.6 million in the six months ended June 30, 1998. At the present time, the Company no longer offers automobile financing.

         Revenue from travel services increased to $5.7 million for the six months ended June 30, 1999 compared to $4.1 million for the six months ended June 30, 1998, an increase of $1.6 million. The increase was due primarily to an acquisition, which increased revenue by $0.7 million, and an increase in total system ticket sales, which increased net ticket revenue by $0.9 million.

         Other income for the six months ended June 30, 1999 increased to $7.3 million compared to $6.4 million in the six months ended June 30, 1998, an increase of $0.9 million. Other income in the six months ended June 30, 1999 included an increase of $0.4 million in administrative and membership fee income earned on small loans, an increase of $0.7 million in late and extension fees, and an increase of $0.3 million in insurance income, offset by a decrease of $0.5 million in other miscellaneous income.

         Operating expenses in the six months ended June 30, 1999 increased to $14.3 million compared to $13.5 million for the six months ended June 30, 1998, an increase of $0.8 million. The increase was due primarily to an acquisition, which accounted for all the increase in employee and related expenses of $0.3 million, and $0.3 million of the $0.5 million increase in occupancy expenses.

         The provision for credit losses in the six months ended June 30, 1999 increased to $ 4.2 million compared to $3.8 million for the six months ended June 30, 1998. During the six months ended June 30, 1999, the Company wrote-off $4.2 million of bad debts, or 8.8%, annualized, of the average net receivables, as compared to $3.9 million in bad debt write-offs or 7.8%, annualized, of the average net receivables for the first six months of 1998. At June 30, 1999, the Company had an allowance for credit losses of $4.6 million as compared to $7.7 million at June 30, 1998. In the fourth quarter of 1998, the Company changed its policy regarding write-offs and began to write-off receivables, which were greater than 151 days past due. The change in write-off policy and resultant write-offs in the fourth quarter of 1998 and, first and second quarter of 1999 accounted for the majority of the decrease in allowance for credit losses in 1999 as compared to 1998.

         Interest expense in the six months ended June 30, 1999 decreased to $1.8 million from $2.1 million in the six months ended June 30, 1998, a decrease of $0.3 million. This decrease was due to a decrease in the amounts borrowed under the lines of credit which averaged $45.0 million in the six months ended June 30, 1999, compared to $52.7 million in the six months ended June 30, 1998, and a decrease in the effective borrowing rate to 7.9% for the six months ended June 30, 1999 compared to 8.7% for the six months ended June 30, 1998.

         As a result of the foregoing factors, net income in the six months ended June 30, 1999 increased to $2.7 million from $2.3 million in the six months ended June 30, 1998, an increase of $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company finances its operations primarily through cash flow generated from operations and borrowings under its line of credit.

         For the six months ended June 30, 1999, net cash provided by operating activities totaled $10.1 million, while investing activities provided $3.0 million of cash flow. During this period the Company paid down $15.8 million of debt.

         The Company funds its lending activities and operations with borrowings under the Wells Fargo Line of Credit. Holdings and all of the Company's significant domestic subsidiaries are guarantors under the Wells Fargo Line of Credit. In addition, the Company has pledged substantially all of its assets, including its receivables, and the stock of all of its significant subsidiaries as collateral for the amounts the Company borrows under the Wells Fargo Line of Credit. The amount of credit available at any one time under the Wells Fargo Line of Credit is limited to 70% of eligible receivables contracts. As of June 30, 1999 under the Wells Fargo Line of Credit, approximately $36.7 million was outstanding, including $0.5 million in letters of credit, and $21.6 million was available to the Company under the Wells Fargo Line of Credit.

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

         In July 1998, the Company agreed to provide financing to Banner for the purchase of inventory and in return will receive a security interest in the financed inventory. In connection with such financing the Company will charge Banner interest at the Company's borrowing rate and the notes will be due on demand. The Company has also agreed to provide third party guaranties to selected vendors of Banner for inventory purchases. Through June 30, 1999 the Company has net advances to Banner for inventory purchases or to vendors on behalf of Banner for inventory purchases, including other ongoing affiliate receivables of approximately $1.3 million. Interest income realized on the amount due from Banner was approximately $59,000 for the six months ended June 30, 1999.

         In April 1999, the Company, through its subsidiary, Central Banner's, Inc., began purchasing inventory which it holds under a consignment arrangement with Banner until sold by Banner. For the six months ending June 30, 1999, the Company has sold $2.7 million of inventory to Banner. At June 30, 1999, the Company has on hand $3.1 million of inventory.

IMPACT OF THE YEAR 2000 ISSUE

STATE OF READINESS

         The Company is working to resolve the potential impact of the Year 2000 on the ability of its computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the Year 1900 rather than the Year 2000 could result in error or system failures. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities which may have a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company uses a number of computer programs across its entire operations. At this time, the Company is unable to predict with any certainty the estimated lost revenue it may experience as a result of such failure or disruption. The Company is addressing its Year 2000 issues under a three pronged approach. These are identified as (1) material internally developed software; (2) purchased software; and, (3) microcontrollers and computers.

         In 1998, the Company engaged an outside consulting firm, JCR & Associates, to help the Company evaluate, assess and make compliant the Company's material internally developed software with the Year 2000. The Company's internally developed code is the principal software used to evaluate, process, approve, initiate and collect on loans in the Company's various finance portfolios.

         The Company, with help from outside consultants, is responsible for evaluating the existing software, modifying code where applicable, testing such modifications and installation of the modified software. Such modifications are primarily focused on the Company's smaller declining portfolios. Based on its testing, the Company believes its larger and growing Efectiva portfolio is already substantially Year 2000 compliant. The Company has completed the required software modifications for the smaller declining portfolios, tested and installed those modifications and is now operating, based on its testing, in what it believes is a Year 2000 compliant computing environment. Further evaluation is underway and will include technical testing as well as user testing covering a range of dates both prior to and after the year 2000.

         Testing and compliance work began on the Company's purchased software in 1998. Most of the purchased software is ancillary in nature to the Company's primary business activities, supporting non-core business functions such as new product offerings and peripheral activities. The Company initiated formal communications with its vendors in August 1998 to determine the extent to which it may be affected by the failure of these parties to correct their own Year 2000 issues. The Company's borrowers and customers are generally consumers, which mitigates much of the Year 2000 risk. The Company has already received compliance certification from the majority of the third party developers or vendors and indications from most of the remaining vendors that their software will be compliant before the Year 2000.

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

COST TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

         The Company has budgeted expenditures of approximately $0.7 million in 1998 and 1999 to ensure that its systems are ready for processing information in the Year 2000. The majority of these expenditures relate to the cost of software development and testing. The Company estimates that it has incurred approximately $0.6 million of its Year 2000 budget expenditures through June 30, 1999 and will incur an additional $0.1 million by the end of 1999. In addition, the Company incurred, and will continue to incur, certain costs relating to the temporary reallocation of its internal resources to address Year 2000 issues. These expenditures have been and are expected to be funded by operating cash flows and are expensed as incurred.

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

         As a contingency, in the event the Company is unable to successfully complete such installation and testing of the modifications for these smaller portfolios, they will be transferred to the Company's Efectiva portfolio which at the present time the Company believes is Year 2000 compliant.

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

         We are exposed to interest rate risk in the form of variable interest rates on our Wells Fargo Line of Credit. During the first six months of 1999, the average interest rate charged on the Wells Fargo Line of Credit, which was $36.2 million at June 30, 1999, was 7.93%. We have hedged our interest rate risk by purchasing a hedge agreement in the notional amount of $40.0 million. The interest rate hedge agreement caps our interest rate at 8.75% on up to $40.0 million of the $36.2 million Wells Fargo Line of Credit which was outstanding at June 30, 1999.

         We have an interest rate risk exposure of 0.82% on the difference between the interest rate cap of 8.75% and the 7.93% average interest rate for the first six months of 1999 on the $40.0 million hedge agreement. The Wells Fargo Line of Credit agreement terminates on June 12, 2000, and the interest rate hedge agreement terminates on July 31, 2000.

         For an immediate 1.0% increase in interest rates effective July 1, 1999, projected after-tax earnings would decline approximately $0.1 million in 1999 and $0.2 million in 2000. An immediate 1.0% rise in interest rates is a hypothetical rate scenario, used to estimate risk, and does not currently represent management's expectations of future market developments.


PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 19, 1999, the Company filed a Certificate of Amendment of its Certificate of Incorporation.

         The amendment to the Certificate of Incorporation created a new class of non-voting common stock designated as Non-Voting Common Stock, par value $0.01 per share, with 3,000,000 shares being authorized for issuance.

         The terms, rights and privileges of the Non-Voting Common Stock are identical to those of the Common Stock, par value $0.01 per share, except that the Non-Voting Common Stock will have no right to vote on any matter to be presented to the stockholders, except to amend the Certificate of Incorporation or as required by law. The Non-Voting Common Stock has dividend and distribution rights and rights on dissolution that are identical to those of the Common Stock. The Non-Voting Common Stock, like the Common Stock, does not have preemptive, subscription, redemption or conversion rights. Any holder of Non-Voting Common Stock will be entitled to received dividends when, as and if declared by the Board of Directors from funds legally available therefor. Upon liquidation of the Company, subject to the rights of holders of any preferred stock outstanding, the holders of Non-Voting Common Stock are entitled to receive assets remaining after payment of liabilities proportionate to their prorata ownership of the outstanding shares of Common Stock and Non-Voting Common Stock.

         The amendment to the Certificate of Incorporation also added a new provision authorizing the Board of Directors of the Company to amend the Bylaws.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a)      The Annual Meeting of Stockholders was held on July 14, 1999.

         (b) At the meeting, management's nominees as set forth in the proxy statement for the meeting, Gary M. Cypres, Salvatore J. Caltagirone, Jose de Jesus Legaspi and William R. Sweet were elected. The election of Mr. Cypres was approved by a vote of 7,178,839 shares in favor and 8,200 shares withheld, and each of Messrs. Caltagirone, Legaspi and Sweet was approved by a vote of 7,178,839 shares in favor and 8,200 shares withheld.

         (c) The proposal to amend the Certificate of Incorporation to authorize the board of directors or stockholders to amend the Bylaws by a majority vote of the board or stockholders, respectively, was approved by a vote of 5,763,341 shares in favor, 810,200 shares against and 0 shares abstaining.

         (d) The proposal to amend the Certificate of Incorporation to create a class of non-voting common stock, par value $0.01 per share, of which 3,000,000 shares was authorized, was approved by a vote of 7,124,739 shares in favor, 58,800 shares against and 0 shares abstaining.

         (e) The proposal to amend the 1996 Stock Option Plan to increase the number of shares reserved for issuance from 700,000 to 1,000,000 and approve the amended 1996 Stock Option Plan was approved by a vote of 6,995,773 shares in favor, 188,766 shares against and 0 shares abstaining.

         (f) The proposal to ratify the appointment of Arthur Andersen LLP, as independent public accountants for 1999 was approved by a vote of 7,181,739 shares in favor, 5,300 shares against and 0 shares abstaining.


ITEM 5. OTHER INFORMATION

         In February 1999, the Company was notified by the Nasdaq Stock Market that based upon a review by Nasdaq, the Company's common stock over the previous 30 days prior to the notification had failed to maintain a market value of public float greater than or equal to $5 million.

         Market value of public float greater than or equal to $5 million is required for continued listing of the Company's common stock on the Nasdaq National Market. Nasdaq advised that the Company would be delisted at the opening of business on June 1, 1999, if the Company failed to increase the market value of its public float or take other procedural remedies to stay the delisting of its common stock.

         On June 1, 1999, the Company's common stock was delisted from the Nasdaq National Market System. The Company's common stock currently trades on the Over the Counter Bulletin Board, OTCBB.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         3.1      Certificate of Incorporation

         3.2      Certificate of Incorporation, as amended

         10.1     1996 Stock Option Plan, as amended

         10.2     Certificate of Amendment of 1996 Stock Option Plan

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


                    CENTRAL FINANCIAL ACCEPTANCE CORPORATION




August 11, 1999                             /s/ Gary M. Cypres
                                            ---------------------------------
                                            Gary M. Cypres
                                            Chairman of the Board


August 11, 1999                             /s/ Anthony S. Fortunato
                                            ---------------------------------
                                            Anthony S. Fortunato
                                            President


August 11, 1999                             /s/  A. Keith Wall
                                            ---------------------------------
                                            A. Keith Wall
                                            Chief Financial Officer


August 11, 1999                             /s/ Wanda Anesh
                                            ---------------------------------
                                            Wanda Anesh
                                            Controller

INDEX TO EXHIBITS


Exhibit
Number             Description
-------            -----------

3.1                Certificate of Incorporation

3.2                Certificate of Incorporation, as amended

10.1               1996 Stock Option Plan

10.2               Certificate of Amendment of 1996 Stock Option Plan

27.1               Financial Data Schedule