Form 10-Q
period 1999-09-30
CENTRAL FINANCIAL ACCEPTANCE CORP
filed 1999-11-15
CIK 1012483

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 001-11815
                                               ---------

                    CENTRAL FINANCIAL ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                  95-4574983
             --------                                  ----------
 (State or other jurisdiction of                     (I.R.S.Employer
  incorporation or organization)                    Identification No.)

                            5480 East Ferguson Drive
                           Commerce, California 90022
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (323) 720-8600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares outstanding of the Registrant's Common Stock, as of November 11, 1999: 7,177,000.

                    CENTRAL FINANCIAL ACCEPTANCE CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                                                     Page No.
                                                                                                     --------
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

        Condensed Consolidated Balance Sheets at September 30, 1999 and December 31, 1998 ........       1

        Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
        September 30, 1999 and 1998 ..............................................................       2

        Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
        September 30, 1999 and 1998 ..............................................................       3

        Notes to Condensed Consolidated Financial Statements .....................................       4

Item 2. Management's  Discussion  and  Analysis of Financial  Condition  and Results of Operations      10

Item 3. Quantitative and Qualitative Disclosures About Market Risk ...............................      16

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds ................................................      16

Item 6. Exhibits and Reports on Form 8-K .........................................................      16

Signatures .......................................................................................      17

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                               (UNAUDITED)
                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                   1999               1998
                                                                 --------           --------
                                     ASSETS
Cash                                                             $  5,877           $  8,295
Restricted cash                                                        --              1,195
Finance receivables, net                                           81,560             96,002
Prepaid expenses and other current assets                           3,544              2,111
Inventory                                                           3,763                 --
Note receivable from affiliate, net                                    83              2,478
Deferred income taxes                                               2,442              2,442
Income taxes receivable, net                                           --              1,458
Property and equipment, net                                         8,210              6,677
Intangible asset, net                                              12,212              8,277
                                                                 --------           --------
    Total assets                                                 $117,691           $128,935
                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

        Notes payable                                            $ 34,100           $ 52,000
        Accrued expenses and other current liabilities             10,040              6,791
        Income taxes payable, net                                     103                 --
                                                                 --------           --------
          Total liabilities                                        44,243             58,791
                                                                 --------           --------

Commitments and contingencies

Stockholders' equity:

    Preferred stock, $.01 par value, 5,000,000

       shares authorized; no shares issued                             --                 --
    Non-voting common stock, $.01 par value, 3,000,000
       shares authorized; no shares issued                             --                 --
    Common stock, $.01 par value, 20,000,000 shares
       authorized; 7,277,000 shares issued                             73                 73
    Paid-in capital                                                47,903             47,903
    Retained earnings                                              26,178             22,168
                                                                 --------           --------
                                                                   74,154             70,144
    Less treasury stock, 100,000 shares at cost                       706                 --
                                                                 --------           --------
        Total stockholders' equity                                 73,448             70,144
                                                                 --------           --------
    Total liabilities and stockholders' equity                   $117,691           $128,935
                                                                 ========           ========


            See notes to condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                   (THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)


                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                                                1999             1998              1999              1998
                                                              -------           -------           -------           -------
Revenues:
    Interest income on consumer finance receivables           $ 5,425           $ 5,843           $17,077           $18,173
    Interest income on auto finance receivables                    44               121               180               534
    Travel services income                                      4,567             2,212            10,241             6,317
    Other income                                                3,481             3,008            10,776             9,398
                                                              -------           -------           -------           -------
        Total revenues                                         13,517            11,184            38,274            34,422
                                                              -------           -------           -------           -------
Costs and expenses:
    Operating expenses                                          8,267             6,418            22,541            19,957
    Provision for credit losses                                 2,267             1,971             6,475             5,747
    Interest expense                                              813               853             2,571             2,955
                                                              -------           -------           -------           -------
        Total costs and expenses                               11,347             9,242            31,587            28,659
                                                              -------           -------           -------           -------
Income before provision for income taxes                        2,170             1,942             6,687             5,763
Provision for income taxes                                        868               777             2,677             2,305
                                                              -------           -------           -------           -------
Net income                                                    $ 1,302           $ 1,165           $ 4,010           $ 3,458
                                                              =======           =======           =======           =======
Per Share Data:
    Basic earnings per share                                  $  0.18           $  0.16           $  0.55           $  0.48
    Diluted earnings per share                                $  0.18           $  0.16           $  0.55           $  0.48
    Weighted average common shares outstanding                  7,263             7,277             7,272             7,277



            See notes to condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                  1999                1998
                                                                --------            --------
Cash flows from operating activities:
    Net income                                                  $  4,010            $  3,458
    Adjustments to reconcile net income to net
            cash provided by operating activities:
       Depreciation and amortization                                 958                 761
       Provision for credit losses                                 6,475               5,747
    Changes in assets and liabilities:
       Inventory                                                  (3,763)                 --
       Note receivable from affiliate, net                         2,395                 259
       Prepaid expenses and other current assets                  (1,433)              1,897
       Restricted cash                                             1,195                (231)
       Income taxes, net                                           1,561               1,964
       Accrued expenses and other current liabilities              3,226                 (11)
                                                                --------            --------
        Net cash provided by operating activities                 14,624              13,844
                                                                --------            --------
Cash flows from investing activities:
    Installment contracts collected, net                           7,967              10,726
    Acquisitions                                                  (4,372)                 --
    Capital expenditures                                          (2,031)             (1,255)
                                                                --------            --------
        Net cash provided by investing activities                  1,564               9,471
                                                                --------            --------
Cash flows from financing activities:
    Net repayments of notes payable                              (17,900)            (20,000)
    Purchase of Treasury Stock                                      (706)                 --
    Repayment of debt, net                                            --                (850)
                                                                --------            --------
    Net cash used in financing activites                         (18,606)            (20,850)
                                                                --------            --------
Net (decrease) increase in cash                                   (2,418)              2,465
Cash, beginning of period                                          8,295               3,864
                                                                --------            --------
Cash, end of period                                             $  5,877            $  6,329
                                                                ========            ========
Cash paid during the period for:
    Interest                                                    $  2,881            $  3,163
    Income taxes                                                $  2,125            $     30



            See notes to condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION AND NATURE OF OPERATIONS

        The accompanying condensed consolidated financial statements of Central Financial Acceptance Corporation ("CFAC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the Company's financial condition and operating results for the interim periods presented herein have been included. Operating results for the periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 1999. These interim financial statements should be read in conjunction with the Annual Report filed on Form 10-K for the year ended December 31, 1998 and the audited financial statements and notes contained therein, filed with the Securities and Exchange Commission.

        CFAC was formed in April, 1996 and completed its initial public offering on July 2, 1996, when it sold 2.127 million shares of common stock, which resulted in net proceeds to the Company of approximately $22.5 million. CFAC was a majority owned subsidiary of Banner Holdings, Inc. ("Holdings") until February of 1999 when a plan of liquidation was adopted by Holdings whereby Holdings distributed its ownership in CFAC to West Coast Private Equity Partners, ("West Coast"), the parent of Holdings.

        CFAC, Banner and Holdings entered into certain agreements for the purpose of defining the ongoing relationships among them. The transactions and agreements entered into pursuant to the Reorganization Agreement are referred to herein as the "Reorganization." Management of CFAC believes that such agreements provide for reasonable allocations of costs between the parties.

        The Company (1) purchases and services consumer finance receivables generated through the sale of high quality brand name consumer products, appliances and furniture sold by Banner, and by independent retailers; (2) provides unsecured small loans to its customers; (3) originates and services consumer finance receivables generated by the Company's customers for purchases of airline tickets sold by the Company through its branch locations and over the Internet; (4) provides insurance products and insurance premium financing to its customers; (5) provides check cashing and income tax return preparation services; (6) provides mortgage loan financing to its customers; (7) purchases consumer product inventory which it holds under a consignment arrangement until sold by Banner; (8) provided financing for purchases of used automobiles sold by Banner through May 30, 1997; (9) provides financing for purchases of used automobiles sold by third parties; and, (10) in the second quarter of 1999 began development of its Internet site Todisimo.com to support various e-commerce initiatives. The majority of the Company's business is focused in Southern California, and the Company experiences the highest demand for its products and services between October and December.

        Reclassification - Certain reclassifications have been made to previously reported amounts to conform to the current periods' presentation.

        Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

        See Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1998 for a summary of significant accounting principles.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.      EARNINGS PER SHARE

        The Company reports earnings per share according to the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The following table presents a reconciliation of basic earnings per share and diluted earnings per share. Options to purchase 446,000 shares of common stock at prices ranging from $12.00-$18.25 per share, were outstanding during the first nine months of 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Options to purchase from 517,000 to 787,000 shares were outstanding during the first nine months of 1999 at prices ranging from $5.00 to $12.00 per share. None of the options were included in the calculation of diluted earnings per share during the nine months ended September 30, 1999, because the exercise price was greater than the average market price of the common shares. For the three months ended September 30, 1999 options to purchase 777,000 shares at $5.00 were included in the calculation of earnings per share because the option price was less than the average market price of the common shares.

Following is a reconciliation of basic and diluted earnings per share:

                                                               (in thousands, expect earnings per share)
                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                       1999              1998              1999              1998
                                                     -------            -------           -------           -------
Numerator - net income                               $ 1,302            $ 1,165           $ 4,010           $ 3,458
                                                     =======            =======           =======           =======
Basic earnings per share:
Denominator - weighted average shares
   outstanding                                         7,263              7,277             7,272             7,277
                                                     =======            =======           =======           =======
Basic earnings per share                             $  0.18            $  0.16           $  0.55           $  0.48
                                                     =======            =======           =======           =======
Diluted earnings per share:
Denominator - weighted average shares
   outstanding                                         7,263              7,277             7,272             7,277
Shares assumed issued on exercise
   of dilutive share equivalents                         765                 --                --                --
Shares assumed purchased with proceeds
   of dilutive share equivalents                        (755)                --                --                --
                                                     -------            -------           -------           -------
Shares assumed issued on exercise of
dilutive share equivalents                                10                 --                --                --
                                                     -------            -------           -------           -------
Denominator - shares applicable to diluted
earnings                                               7,273              7,277             7,272             7,277
                                                     =======            =======           =======           =======
Diluted earnings per share                           $  0.18            $  0.16           $  0.55           $  0.48
                                                     =======            =======           =======           =======

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.      CONSUMER FINANCE RECEIVABLES

        Consumer Finance receivables consist of:

                                                       SEPTEMBER 30, DECEMBER 31,
                                                        1999               1998
                                                      --------           --------
                                                             (In thousands)
Consumer Product Portfolio                            $ 26,153           $ 33,886
Small Loan Portfolio                                    53,656             62,248
Automobile Finance Portfolio                             1,313              2,445
Travel Finance Portfolio                                 5,011              4,988
Other                                                    6,083              4,717
                                                      --------           --------
                                                        92,216            108,284

Less deferred interest                                   3,426              4,657
Less allowance for credit losses                         4,629              4,649
Less deferred administrative fees, Efectiva
   membership fees and insurance revenues                2,193              2,458
Less credit insurance and reserves for
   policyholders' benefits                                 408                518
                                                      --------           --------
                                                      $ 81,560           $ 96,002
                                                      ========           ========

5.      NOTES PAYABLE

Notes payable consist of:

                                   SEPTEMBER 30,     DECEMBER 31,
                                      1999              1998
                                     -------           -------
                                          (In thousands)
Wells Fargo Line of Credit           $34,100           $52,000
                                     =======           =======

        The Company entered into a credit agreement with several banks and Wells Fargo Bank, National Association, as Agent, (the "Wells Fargo Line of Credit") on June 13, 1997 that provides for the issuance of notes up to $100,000,000 subject to an allowable borrowing base. The Company has pledged substantially all of its assets, including its receivables, and the stock of all of its significant subsidiaries as collateral for the amounts the Company borrows under the Wells Fargo Line of Credit. The amounts outstanding under these notes bear interest at rates that are determined by the type of borrowing. Borrowings under the notes are collateralized by all receivables held by the Company. The Wells Fargo Line of Credit expires on June 12, 2000. The credit facility contains certain restrictive covenants that require, among other things, the maintenance of certain financial ratios and amounts. The amount of unused available credit under the facility was approximately $18,700,000 at September 30, 1999 and was limited by the allowable borrowing base.

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

        The Financing Agreement, as amended, grants the Company an exclusive right to provide financing to Banner customers for a term of fifteen years from the date of the Reorganization and provides that any contracts purchased pursuant to this Agreement will be at face value less a transaction fee, which is subject to renegotiation at six month intervals. The Financing Agreement, as amended, also allowed the Company to return to Banner $1.5 million and $0.2 million, respectively, in 1998 and the first nine months of 1999 of previously purchased receivable contracts. The Company can terminate the Financing Agreement at any time upon one year's prior written notice to Banner. All unpaid amounts are due within 18 months and bear interest at the Company's borrowing rate.

        In the accompanying condensed consolidated financial statements, through June 30, 1999, the transaction fee is computed based upon 2.5% of the net receivables written in the consumer product portfolio. On July 1, 1999, the transaction fee was changed to 1.75% of the net receivables written in the consumer product portfolio.

        In August, 1996, CFAC sold its used automobile business back to Banner, which discontinued this business in May, 1997. Under the terms of the sale covering this transaction, all financing extended by the Company on automobiles sold by Banner will be with full recourse back to Banner in the event of default by the customer.

        The Operating Agreement provides, among other things, that Banner, Holdings or their affiliates are obligated to provide to the Company, and the Company is obligated to utilize certain services, including accounting, management information systems and employee benefits. If such services involve an allocation of expenses, such allocation shall be made on a reasonable basis. To the extent that such services directly relate to the finance portion of the consumer products business contributed by Banner to the Company, or to the extent that other costs are incurred by Banner, Holdings or their affiliates that directly relate to the Company, the Company is obligated to pay Banner, Holdings or their affiliates' actual cost of providing such services or incurring such costs. The Operating Agreement continues until terminated by either the Company, Holdings or Banner upon one year's prior written notice. Termination may be made on a service-by-service basis or in total. Such allocated expenses to Banner totaled approximately $900,000 and $1,113,000 for the nine months ended September 30, 1999 and 1998, respectively.

        In April 1999, the Company, through its subsidiary, Central Banner's Inc., began purchasing inventory which it holds under a consignment arrangement with Banner until sold by Banner. For the nine months ending September 30 1999, the Company has sold, at cost, $6.0 million of inventory to Banner. At September 30, 1999, the Company has on hand $3.8 million of inventory and net receivables from affiliates of $0.1 million.

7.      INDUSTRY SEGMENTS

        Effective January 1, 1998, the Company adopted the provisions of SFAS 131 "Disclosures About Segments of an Enterprise and Related Information." The Company has identified five reportable segments through which it conducts its continuing operations: Finance Business, Travel Business, Internet Business, Other and Corporate. The factors for determining the reportable segments are based on the distinct nature of their operations. They are managed as separate business units

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

because each requires and is responsible for executing a unique business strategy. The Finance Business includes the Consumer Product Portfolio, Automobile Finance Portfolio, Travel Finance Portfolio, Premium Finance Portfolio, Small Loan Portfolio, Independent Retail Loan Portfolio, Mortgage Loan Portfolio, the check cashing business and the Company's captive insurance company. The Internet Business includes development of the Company's Internet site Todisimo.com and associated expenses. The Travel Business includes the Company's travel locations. Other includes the Company's insurance agency, the income tax preparation business, the check cashing business and the inventory consignment business. Corporate includes all corporate overhead not specifically allocated to any business segment. Substantially all of the operations of the above businesses are concentrated in Southern California.

        The accounting policies of these reportable segments are the same as those described in the summary of significant accounting policies. Management evaluates and monitors segment performance primarily through revenues and earnings before interest and taxes, (EBIT). Results of operations and financial position of the reporting segments are shown in the table below.

                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (in millions)

                                         FINANCE      TRAVEL     INTERNET              UNALLOCATED
                                         BUSINESS    BUSINESS    BUSINESS     OTHER     CORPORATE     TOTAL
                                         --------    --------    --------     -----     ---------     -----
Revenues                                  $ 26.8      $ 10.2      $   --      $  1.2      $  0.1      $ 38.3
Depreciation & amortization                  0.5         0.3          --         0.1         0.1         1.0
Unallocated corporate expenses, net           --          --          --          --         3.4         3.4
Earnings before interest
   and taxes (EBIT)                         10.1         3.0        (0.4)       (0.1)       (3.3)        9.3
Total assets                                94.7        13.5         0.1         8.2         1.2       117.7
Additions to property & equipment            0.6         0.3         0.1         1.0         0.2         2.2



                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (in millions)

                                         FINANCE       TRAVEL    INTERNET             UNALLOCATED
                                         BUSINESS     BUSINESS   BUSINESS    OTHER     CORPORATE     TOTAL
                                         --------     --------   --------    -----     ---------     -----
Revenues                                  $ 26.5       $  6.3     $   --    $  1.5      $  0.1      $ 34.4
Depreciation & amortization                  0.4          0.2         --       0.1         0.1         0.8
Unallocated corporate expenses, net           --           --         --        --         2.5         2.5
Earnings before interest
   and taxes (EBIT)                         10.3          0.9         --      (0.1)       (2.4)        8.7
Total assets                               100.1          7.4         --       4.2         7.0       118.7
Additions to property & equipment            0.5           --         --       0.6         0.1         1.2

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.      COMMON STOCK REPURCHASE PROGRAM

        In September 1999, the Company's Board of Directors authorized a stock repurchase plan. The plan authorizes the Company to repurchase a total of up to
1.0 million shares of the Company's outstanding common stock. Based on market conditions and other factors, repurchases may be made from time to time in the open market or through privately negotiated transactions, at the discretion of the Company. In September 1999, the Company acquired 0.1 million shares of its common stock under the Company's authorized repurchase program at a cost of $0.7 million.

9.      BENEFIT PLAN

        The Company adopted a defined contribution 401(k) savings plan (the "Plan") in February of 1999, covering all employees who are at least 21 years of age and have completed 6 months of service. The Plan allows eligible employees to contribute up to 20% of their eligible earnings, subject to a statutorily prescribed annual limit. The Company may make matching contributions on a discretionary basis to the Plan. All participants are fully vested in their contributions and investment earnings. During the nine months ended September 30, 1999, the Company did not make any matching contributions to the Plan.

10.     ACQUISITIONS

        In the nine months ended September 30, 1999, the Company acquired the assets of Panamericana Travel Systems, Inc., which included 24 leased Panamericana travel store locations, Turamerica Travel Systems, Inc. which included 10 leased travel store locations and the assets of two small check cashing businesses. The acquisitions did not have a material impact on the results of operations for the quarter or nine months ended September 30, 1999 or the balance sheet at September 30, 1999.

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

                                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                SEPTEMBER 30,
                                                                          ----------------------        ----------------------
                                                                                         (Dollars in thousands)
                                                                           1999           1998           1999           1998
                                                                          -------        -------        -------        -------
FINANCIAL TRENDS
Gross receivables (at end of period)                                      $90,903        $97,116        $90,903        $97,116
Deferred interest (at end of period)                                        3,272          3,700          3,272          3,700
                                                                          -------        -------        -------        -------
Net receivables (at end of period)                                         87,631         93,416         87,631         93,416

Deferred administrative fees, membership fees, loan fees, insurance
    and reserves for policyholders benefit (at end of period)               2,601          2,562          2,601          2,562
Allowance for credit  losses (at end of period)                             4,629          7,770          4,629          7,770
                                                                          -------        -------        -------        -------

Net carrying value                                                        $80,401        $83,084        $80,401        $83,084
                                                                          =======        =======        =======        =======

Average net receivables                                                   $89,426        $93,780        $93,919        $98,020
Average interest bearing liabilities(1)                                    28,214         40,925         39,365         49,400

Administrative and membership fee income                                      935            897          2,957          2,480

Total interest income                                                       5,425          5,843         17,077         18,173
Total interest expense(2)                                                     600            912          2,385          3,209
                                                                          -------        -------        -------        -------
Net interest income before provision for credit losses                      4,825          4,931         14,692         14,964

Net provision for credit losses                                             2,267          1,971          6,475          5,747

Net write-offs                                                              2,286          1,914          6,493          5,812

Effective average interest rate on average net receivables                   24.3%          24.9%          24.2%          24.7%
Effective average interest rate on interest bearing liabilities               8.5%           8.9%           8.1%           8.7%
                                                                          -------        -------        -------        -------

Net interest spread                                                          15.8%          16.0%          16.1%          16.0%
                                                                          =======        =======        =======        =======

(1) The amounts represent borrowings and related interest expense on the Company's line of credit, excluding amounts related to the Company's other borrowings.

(2) Amounts represent interest expense and loan commitment fees on the Wells Fargo Line of Credit.

                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                                        ---------------------       ----------------------
                                                                                    (Dollars in thousands)
                                                                          1999          1998          1999           1998
                                                                        -------       -------       -------        -------
CREDIT QUALITY
Average net receivables                                                 $89,426       $93,780       $93,919        $98,020
Net provision for credit losses                                           2,267         1,971         6,475          5,747
Net write-offs                                                            2,286         1,914         6,493          5,812
Net provision for credit losses as a % of average net receivables
   (annualized)                                                            10.1%          8.4%          9.2%           7.8%
Net write-offs as a % of average net receivables (annualized)              10.2%          8.2%          9.2%           7.9%
END OF PERIOD
Net receivables                                                                                     $87,631        $93,416
Allowance for credit losses                                                                           4,629          7,770
Allowance for credit losses as a % of net receivables                                                   5.3%           8.3%

DELINQUENCY EXPERIENCE
Past due accounts (gross receivables)
31-60 days                                                                                          $ 1,980        $ 2,125
61 days or more                                                                                       3,304          6,950
                                                                                                    -------        -------
    Total                                                                                             5,284          9,075

Accounts with payments 31 days or more past due
as a percentage of end of period gross receivables                                                      5.8%           9.3%

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

        Total revenues in the three months ended September 30, 1999 increased to $13.5 million from $11.2 million in the three months ended September 30, 1998, an increase of $2.3 million.

        Interest income on the consumer finance receivables portfolio in the three months ended September 30, 1999 decreased to $5.4 million from $5.8 million in the three months ended September 30, 1998, a decrease of $0.4 million. This decrease was primarily attributable to a decrease in the net consumer finance receivables portfolio which averaged $89.4 million in the three months ended September 30, 1999, compared to $93.8 million in the three months ended September 30, 1998. The average interest rate earned on this portfolio decreased to 24.3% for the three months ended September 30, 1999, compared to 24.9% for the three months ended September 30, 1998.

        Interest income on the automobile finance receivables portfolio in the three months ended September 30, 1999 decreased to $0.0 million from $0.1 million in the three months ended September 30, 1998, a decrease of $0.1 million. This decrease was due to a decrease in the automobile finance receivables portfolio which averaged $1.3 million in the three months ended September 30, 1999, compared to $3.3 million in the three months ended September 30, 1998. In July 1999, the Company began offering automobile financing on vehicles sold at Banner locations by a non-related automobile dealer.

        Revenue from travel services increased to $4.6 million for the three months ended September 30, 1999 compared to $2.2 million for the three months ended September 30, 1998, an increase of $2.4 million. The increase was due primarily to acquisitions, which increased revenue for the quarter by $1.0 million, and an increase in total system ticket sales, which increased net ticket revenue by $1.3 million.

        Other income for the three months ended September 30, 1999 increased to $3.5 million compared to $3.0 million in the three months ended September 30, 1998, an increase of $0.5 million. Other income in the three months ended September 30, 1999 included an increase of $0.5 million in late and extension fees, and an increase of $0.3 million in check cashing operations income, offset by a decrease of $0.2 million in insurance income.

        Operating expenses for the three months ended September 30, 1999 increased by $1.9 million to $8.3 million compared to $6.4 million for the three months ended September 30, 1998. The increase was primarily due to $0.7 million of labor and related benefits of which $0.3 was related to acquisitions, $0.4 million of occupancy expenses of which $0.3 was related to acquisitions, $0.4 million of professional fees and $0.4 million of expenses related to the new Internet business.

        The provision for credit losses in the three months ended September 30, 1999 increased to $2.3 million compared to $2.0 million for the three months ended September 30, 1998. During the three months ended September 30, 1999, the Company wrote-off $2.3 million of bad debts, or 10.2%, annualized, of the average net receivables, as compared to $2.0 million in bad debt write-offs or 8.2%, annualized, of the average net receivables for the third quarter of 1998. At September 30, 1999, the Company had an allowance for credit losses of $4.6 million as compared to $7.8 million at September 30, 1998. In the fourth quarter of 1998, the Company changed its policy regarding write-offs and began to write-off receivables, which were greater than 151 days past due. The change in write-off policy and resultant write-offs in the fourth quarter of 1998 and, first nine months of 1999 accounted for the majority of the decrease in allowance for credit losses in 1999 as compared to 1998.

        Interest expense in the three months ended September 30, 1999 decreased to $0.8 million from $0.9 million in the three months ended September 30, 1998, a decrease of $0.1 million. This decrease was due to a decrease in the amounts borrowed under the lines of credit which averaged $28.2 million in the three months ended September 30, 1999, compared to $41.0 million in the three months ended September 30, 1998, and a decrease in the effective borrowing rate to 8.5% for the three months ended September 30, 1999 compared to 8.9% for the three months ended September 30, 1998.

        As a result of the foregoing factors, net income in the three months ended September 30, 1999 increased to $1.3 million compared to $1.2 million for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

        Total revenues in the nine months ended September 30, 1999 increased to $38.3 million from $34.4 million in the nine months ended September 30, 1998, an increase of $3.9 million.

        Interest income on the consumer finance receivables portfolio in the nine months ended September 30, 1999 decreased to $17.1 million from $18.2 million in the nine months ended September 30, 1998, a decrease of $1.1 million. This decrease was primarily attributable to a decrease in the net consumer finance receivables portfolio which averaged $93.9 million in the nine months ended September 30, 1999, compared to $98.0 million in the nine months ended September 30, 1998. The average interest rate earned on this portfolio decreased to 24.2% for the nine months ended September 30, 1999, compared to 24.7% for the nine months ended September 30, 1998.

        Interest income on the automobile finance receivables portfolio in the nine months ended September 30, 1999 decreased to $0.2 million from $0.5 million in the nine months ended September 30, 1998, a decrease of $0.3 million. This decrease was due to a decrease in the automobile finance receivables portfolio which averaged $1.6 million in the nine months ended September 30, 1999, compared to $4.2 million in the nine months ended September 30, 1998. In July 1999, the Company began offering automobile financing on vehicles sold at Banner locations by a non-related automobile dealer.

        Revenue from travel services increased to $10.2 million for the nine months ended September 30, 1999 compared to $6.3 million for the nine months ended September 30, 1998, an increase of $3.9 million. The increase was due primarily to acquisitions, which increased revenue by $1.7 million, and an increase in total system ticket sales, which increased net ticket revenue by $2.2 million.

        Other income for the nine months ended September 30, 1999 increased to $10.8 million compared to $9.4 million in the nine months ended September 30, 1998, an increase of $1.4 million. Other income in the nine months ended September 30, 1999 included an increase of $0.5 million in administrative and membership fee income earned on small loans, and an increase of $1.2 million in late and extension fees, offset by a decrease of $0.3 million in other miscellaneous income.

        Operating expenses for the nine months ended September 30, 1999 increased by $2.5 million to $22.5 million from $20.0 million for the same period last year. The increase was primarily due to $0.5 million of labor and related benefits due to acquisitions, $1.0 million of occupancy costs of which $0.5 million was related to acquisitions, $0.6 million of professional fees and $0.4 million of expenses attributable to the new Internet business.

        The provision for credit losses in the nine months ended September 30, 1999 increased to $6.5 million compared to $5.8 million for the nine months ended September 30, 1998. During the nine months ended September 30, 1999, the Company wrote-off $6.5 million of bad debts, or 9.2%, annualized, of the average net receivables, as compared to $5.8 million in bad debt write-offs or 7.9%, annualized, of the average net receivables for the first nine months of 1998. At September 30, 1999, the Company had an allowance for credit losses of $4.6 million as compared to $7.8 million at September 30, 1998. In the fourth quarter of 1998, the Company changed its policy regarding write-offs and began to write-off receivables, which were greater than 151 days past due. The change in write-off policy and resultant write-offs in the fourth quarter of 1998 and, first nine months of 1999 accounted for the majority of the decrease in allowance for credit losses in 1999 as compared to 1998.

        Interest expense in the nine months ended September 30, 1999 decreased to $2.6 million from $3.0 million in the nine months ended September 30, 1998, a decrease of $0.4 million. This decrease was due to a decrease in the amounts borrowed under the lines of credit which averaged $39.4 million in the nine months ended September 30, 1999, compared to $49.4 million in the nine months ended September 30, 1998, and a decrease in the effective borrowing rate to 8.1% for the nine months ended September 30, 1999 compared to 8.7% for the nine months ended September 30, 1998.

        As a result of the foregoing factors, net income in the nine months ended September 30, 1999 increased to $4.0 million from $3.5 million in the nine months ended September 30, 1998, an increase of $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

        The Company finances its operations primarily through cash flow generated from operations and borrowings under its line of credit.

        For the nine months ended September 30, 1999, net cash provided by operating activities totaled $14.6 million, while investing activities provided $1.6 million of cash flow. During this period the Company paid down $17.9 million of debt and acquired 100,000 shares of its common stock for $0.7 million.

        The Company funds its lending activities and operations with borrowings under the Wells Fargo Line of Credit. The Company has pledged substantially all of its assets, including its receivables, and the stock of all of its significant subsidiaries as collateral for the amounts the Company borrows under the Wells Fargo Line of Credit. The amount of credit available at any one time under the Wells Fargo Line of Credit is limited to 70% of eligible receivables contracts. As of September 30, 1999 under the Wells Fargo Line of Credit, approximately $35.9 million was outstanding, including $1.8 million in letters of credit, and $18.7 million was available to the Company under the Wells Fargo Line of Credit.

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

        In April 1999, the Company, through its subsidiary, Central Banner's Inc., began purchasing inventory which it holds under a consignment arrangement with Banner until sold by Banner. For the nine months ending September 30 1999, the Company has sold, at cost, $6.0 million of inventory to Banner. At September 30, 1999, the Company has on hand $3.8 million of inventory and net receivables from affiliates of $0.1 million.

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

COST TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

        The Company has budgeted expenditures of approximately $0.8 million in 1998 and 1999 to ensure that its systems are ready for processing information in the Year 2000. The majority of these expenditures relate to the cost of software development and testing. The Company estimates that it has incurred approximately $0.7 million of its Year 2000 budget expenditures through September 30, 1999 and will incur an additional $0.1 million by the end of 1999. In addition, the Company incurred, and will continue to incur, certain costs relating to the temporary reallocation of its internal resources to address Year 2000 issues. These expenditures have been and are expected to be funded by operating cash flows and are expensed as incurred.

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

        We are exposed to interest rate risk in the form of variable interest rates dependent on the type of borrowing outstanding on our Wells Fargo Line of Credit. During the first nine months of 1999 the effective interest rate for all forms of borrowing under the Wells Fargo Line of Credit was 8.08%. We have hedged a portion of the interest rate risk by purchasing a hedge agreement in the notional amount of $40.0 million against the LIBOR portion of the Wells Fargo Line of Credit. The interest rate hedge agreement caps our interest rate at 8.75% on up to $40.0 million of the $22.0 million LIBOR portion of the $34.1 million which was outstanding at September 30, 1999.

        We have interest rate risk exposure of 1.31% on the difference between the interest rate cap of 8.75% on the LIBOR hedge agreement and the interest rate of 7.44% on the LIBOR borrowings outstanding at September 30, 1999. We have unlimited interest rate risk exposure on the $12.1 million of non-LIBOR borrowings outstanding at September 30, 1999. The Wells Fargo Line of Credit agreement expires on June 12, 2000, and the hedge agreement expires on July 31, 2000.

        An immediate 1.0% increase in interest rates effective October 1, 1999 would cause projected after-tax earnings to decline approximately $0.1 million for 1999 and $0.2 million for all of 2000. An immediate 1.0% increase in interest rates is a hypothetical rate scenario, used to estimate risk, and does not currently represent management's expectations of future market developments.

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

                                    CENTRAL FINANCIAL ACCEPTANCE CORPORATION

November 11, 1999                   /s/ Gary M Cypres
                                    -----------------------------
                                    Gary M. Cypres

                                    Chairman of the Board

November 11, 1999                   /s/ Anthony S. Fortunato
                                    -----------------------------
                                    Anthony S. Fortunato
                                    President

November 11, 1999                   /s/  A. Keith Wall
                                    -----------------------------
                                    A. Keith Wall
                                    Chief Financial Officer

November 11, 1999                   /s/ Wanda Anesh
                                    -----------------------------
                                    Wanda Anesh
                                    Controller

INDEX TO EXHIBITS

Exhibit
Number                Description
------                -----------
 27.1                 Financial Data Schedule