Form 10-K
period 1999-12-31
CENTRAL FINANCIAL ACCEPTANCE CORP
filed 2000-04-14
CIK 1012483

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 14, 2000.

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                              OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on March 31, 2000, as reported on the Over the Counter Bulletin Board, was approximately $6,900,000. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      Number of shares outstanding of the Registrant's Common Stock, as of
                            March 31, 2000: 7,177,000

                       DOCUMENTS INCORPORATED BY REFERENCE

      DOCUMENT INCORPORATED            PART OF FORM 10-K INTO WHICH INCORPORATED
      ---------------------            -----------------------------------------
 DEFINITIVE PROXY STATEMENT FOR THE        DEFINITIVE PROXY STATEMENT FOR THE
2000 ANNUAL MEETING OF STOCKHOLDERS                    PART III
================================================================================

                                TABLE OF CONTENTS


                                                                                            PAGE


                                            PART I

Item 1.     BUSINESS.........................................................................3

Item 2.     PROPERTIES......................................................................16

Item 3.     LEGAL PROCEEDINGS...............................................................16

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................16

                                            PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........16

Item 6.     SELECTED FINANCIAL DATA.........................................................17

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS...................................................................19

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................30

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................31

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE......................................................................31

                                            PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..................................32

Item 11.    EXECUTIVE COMPENSATION..........................................................32

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................32

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................32

                                             PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................33

GLOSSARY....................................................................................37

SIGNATURES..................................................................................38

EXHIBIT INDEX...............................................................................39

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

        Certain matters discussed in this Annual Report on Form 10-K may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Central Financial Acceptance Corporation and its subsidiaries (the "Company" which may be referred to as "we" or "us," or "Central" when referring only to the parent company) operate in, projections of future performance, expectations regarding our efforts to resolve Year 2000 issues and the effects of a failure to resolve such issues, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1.Business -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price."

COMPANY OVERVIEW

        The Company was incorporated in Delaware on April 11, 1996. Our principal executive offices are located at 5480 East Ferguson Drive, Commerce, California 90022, and our telephone number is (323)720-8600. In December 1999, we announced a strategic decision to shift our business focus and resources to our Hispanic travel business and to sell our consumer financial services business. As a result, the financial services business is treated as discontinued operations for financial statement reporting purposes.

         DISCONTINUED OPERATIONS - CONSUMER FINANCIAL SERVICES BUSINESS

        Through our consumer financial services business, we have served the Hispanic population primarily in California and we: (1) provide small, unsecured, personal loans; (2) purchase consumer product inventory which we hold under a consignment arrangement and, which we finance and service when sold by an affiliated company; (3) finance travel related services sold by our travel business; (4) provide insurance products and insurance premium financing; (5) provide check cashing services; and, (6) provide mortgage loan financing.

        Our consumer financial services business catered to the low-income Hispanic population during its 40 years of operation by locating our facilities primarily in Hispanic communities, advertising in Spanish, and employing Spanish as the primary language spoken at our locations.

        Our customers typically have been between the ages of 21 and 45, earn less than $25,000 per year, have little or no savings, and have limited or short-term employment histories. In addition, our consumer financial services customers typically have no or limited prior credit histories and are generally unable to secure credit from traditional lending sources.

        In 1999, our consumer financial services business had gross revenues of approximately $37.1 million.

        From 1991, when we were acquired by our current management, until our initial public offering in June 1996, our consumer financial services business grew primarily by introducing financial products and services we felt would well serve the low-income Hispanic community. In 1995, we began offering company-financed sales of airline tickets and in 1996, we began selling automobile insurance and offering insurance premium financing and expanded our independent retail financing business. Also, in 1996, we expanded our distribution network through acquisitions of travel and auto insurance businesses primarily serving the Hispanic community. Our recent expansions into the travel and travel-related retail industries have brought us the great success and permitted us to create a national business. Accordingly, in December 1999 we determined that we could best grow our business and best serve our customers if we placed our focus on the travel services market and discontinued our consumer financial services business segment.

        EMPLOYEES

        At December 31, 1999, the Company employed a total of 206 full-time and 162 part-time employees in its consumer financial services division. Our employees are not represented by a union or covered by a collective bargaining agreement. Management believes that its relations with its employees are good. Management expects that by December 31, 2000 it will no longer have employees in its consumer financial services business due to the discontinuation of this business.

        CONTINUING OPERATIONS - TRAVEL SERVICES

        Through our travel business we are a leading retail seller of discount airline tickets to Hispanics residing in the United States who travel to Latin America. In 1999, our travel service operations generated gross bookings of approximately $144 million. We began our travel business in July 1995 with a single location and through a series of acquisitions have grown to 140 travel locations. We presently have 126 travel locations in California and also operate in Arizona, Nevada, Illinois and Texas. In February of 2000, we opened our first travel office in Mexico City. We cater to the Hispanic population by locating our travel stores in Hispanic communities, advertising in Spanish and employing Spanish as the primary language spoken at our locations.

        We sell both published and non-published fares. Non-published fares are tickets we buy from airlines, under special price contracts, and resell to consumers at discounts off the airlines' published fares. We have rights to buy these non-published fares under contracts from 11 airlines, including, American, Delta, United, Continental, Mexicana, Aeromexico and Taca. Our contracts are generally for one year or less and can be canceled on short notice. In addition, these contracts do not require the airlines to deal with us exclusively or provide us with a specific quantity of tickets. Under our contracts, we purchase tickets only once we have an order and can resell them to customers, therefore we do not have inventory costs. We also offer a full complement of regular published fares for both domestic and Latin American air travel on which we earn a commission. Our travel business also earns significant performance-based incentive compensation, referred to as "override commissions" from certain airlines with whom we do business. The price at which we purchase our tickets and the commission we earn on published fares are determined by the individual airlines and are subject to frequent change and cancellation.

        In June 1999, we made a decision to bring our travel business on the Internet targeting both bilingual Hispanics and English-speaking non-Hispanics, who are increasingly utilizing the Internet to purchase travel to Latin America. To accomplish this we: (1) hired a president and several key management personnel for our Internet business; (2) established our call center; (3) engaged two consulting firms to develop an online system, which would interact with third-party reservation systems to present an integrated easy-to-use interface to our customers to make travel purchases; and, (4) began to advertise our two Internet sites www.VuelaBarato.com (Fly Cheap) and www.4GreatFares.com in both Spanish and English newspapers.

        We commenced our Internet business in July of 1999 and through December 31, 1999, we sold 1,867 tickets and recorded approximately $690,000 in total bookings through our Internet business. In late 1999, we augmented our advertising program and began advertising our travel sites through Double Click and other Internet advertisers. In January and February 2000, we sold 636 and 1,410 tickets, respectively, representing total bookings of $236,000 and $505,000, respectively. To date, our Internet sites are not yet interactive and require us to book reservations by telephone. In 1999, we estimated that our Internet business lost approximately $1,000,000 and will incur significant losses in the foreseeable future as we continue to invest in technology and advertising to build our brand recognition.

        DEMOGRAPHIC TRENDS AND MARKET OPPORTUNITY

               HISPANICS. Since 1950, Hispanics have been the fastest growing minority group in the United States. The Hispanic population in Latin America has also experienced strong growth and this trend is expected to continue. As an established retailer to the Hispanic community, we believe we are well positioned to capitalize on the projected growth in the Hispanic population worldwide.

        - As of 1998, the U.S. Hispanic population totaled approximately 30 million people (11% of the U.S. population) and is expected to grow to approximately 41 million people by the year 2010.

        - Total U.S. Hispanic purchasing power exceeded $270 billion in 1998, up from $94 billion in 1984, and is expected to continue to rise.

        - Ten major markets account for over 60% of the Hispanic population and purchasing power in the U.S. (Los Angeles, San Francisco/San Jose, San Diego, New York, Houston, San Antonio, McAllen/Brownsville, Dallas/Fort Worth, Miami and Chicago).

        - Between 1994 and 1998, the percentage of U.S. Hispanic households that owned computers increased from 13% to 30%.

        - Between 1994 and 1998, the percentage of U.S. Hispanic households with Internet access grew from 2% to 15%.

        - Latin America's population totaled approximately 480 million in 1999 and is expected to grow to 562 million by the year 2010.

               TRAVEL. The travel industry is large and growing. Consumers in the United States spent $126 billion in travel through travel agencies in 1997, up from $101 billion in 1996. Airline travel continues to be the largest segment of the industry with $70.5 billion or 56% booked through travel agencies in 1997. Increasingly, the Internet has become an attractive method to sell travel tickets directly to the public. Travel currently represents one of the largest online retail categories sold over the Internet with the emergence of major retailers such as CheapTickets, Inc., Priceline.com, Inc., Travelocity.com, Expedia.com and Previewtravel.com. None of these companies offer their services in Spanish on the Internet. Online air travel bookings were $1.6 billion in 1998 and are expected to grow at a compounded annual growth rate of 46%, reaching $10.6 billion in 2003.

        BUSINESS STRATEGY

        Recognizing the demographic and travel trends, our strategy is to establish ourselves as a leading Spanish-language travel provider to the Hispanic population residing in the United States and Latin America. We intend to achieve this objective through the following initiatives. First, we plan to continue to acquire and open travel agencies in the United States and Latin America, which cater to the growing Hispanic population and provide us with local distribution facilities. Second, we plan to use our increasing market share to continue to negotiate favorably discounted non-published fares from the airlines. Third, we plan to sell these discounted fares through our travel agencies and via the Internet to both Hispanics and non-Hispanics seeking travel to Latin America and to the United States. Fourth, we intend to establish new strategic relationships that will permit us to offer additional travel products, hotels and tours, which we will sell through our travel stores and our Internet sites. Fifth, we plan to continue to offer travel-related products, including Spanish-language books, CD's, portable electronics and cameras to customers of our travel stores and Internet sites. We plan to expand our brand recognition through print, media and radio advertising, including, launching a major advertising campaign in the second quarter of 2000.

        BUSINESS OPERATIONS

                      THIRD PARTY SYSTEMS

        The travel information we utilize to conduct business is provided to each of our travel stores and our Internet business through global distribution systems (GDS), operated by Sabre, Amadeus, and Worldspan. Both Sabre, Amadeus and Worldspan are world leaders in the electronic distribution of travel-related products and services. GDS systems provide us with electronic booking systems and databases containing flight schedules and availability, and published fares information for approximately 400 airlines located throughout the world.

        The GDS Systems are provided to us under three to five-year contracts, without charges, as long as we maintain a certain level of booking. Our contracts also provide for incentives if we exceed certain performance criteria.

                      ADVERTISING

        We actively advertise primarily in Hispanic newspapers targeting both our present and former customers, and potential customers who have used other travel agencies to book travel. We also advertise in English newspapers to promote our English-language Internet site.

                      EMPLOYEES

        At December 31, 1999, the Company employed a total of 233 full-time employees and 11 part-time employees in its travel/internet business segment. Our employees are not represented by a union or covered by a collective bargaining agreement. Management believes that its relations with its employees are good.

SUPERVISION AND REGULATION

        CONSUMER FINANCE OPERATIONS REGULATION

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

               STATE REGULATION

                      CONSUMER PRODUCT AND TRAVEL FINANCE

        In California, the California Retail Installment Sales Act (the "Unruh Act") regulates our consumer product finance portfolio and travel finance portfolio businesses. The Unruh Act requires us to disclose to our customers, among other matters, (1) the conditions under which we may impose a finance charge, (2) the method of determining the balance which is subject to a finance charge, (3) the method used to determine the amount of the finance charge, and
(4) the minimum periodic payment required. In addition, the Unruh Act provides consumer protection against unfair or deceptive business practices by (1) regulating the contents of retail installment sales contracts, (2) setting forth the respective rights and obligations of buyers and sellers, and (3) regulating the maximum legal finance rate or charge on installment credit sales.

                      SMALL LOAN BUSINESS

        Small loan consumer finance companies are subject to extensive regulation, supervision and licensing under various federal and state statutes, ordinances and regulations. In general, these statutes establish maximum loan amounts and interest rates and the types and maximum amounts of fees and other costs that may be charged. In addition, state laws regulate collection procedures, the keeping of books and records and other aspects of the operation of small-loan consumer finance companies. State agency approval generally is required to open new branch offices. Accordingly, our ability to expand by acquiring existing offices and opening new offices has depended, in part, on obtaining the necessary regulatory approvals.

        Each facility that offers small loans must be separately licensed under the laws of California. Licenses granted by the regulatory agencies are subject to renewal every year and may be revoked for failure to comply with applicable state and federal laws and regulations. In California, licenses may be revoked only after an administrative hearing.

                      INSURANCE PREMIUM FINANCE

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

                      INSURANCE BUSINESSES

        In California, the State of California Department of Insurance regulates our insurance businesses. In general, this agency issues regulations which require us to, among other things, maintain fiduciary fund and trust accounts and follow specific market, general business and claims practices.

               FEDERAL REGULATION

        We are subject to extensive federal regulation as well, including the Truth-in-Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act and the regulations thereunder and the Federal Trade Commission's Credit Practices Rule. These laws require us to provide complete disclosure of the principal terms of each loan to every prospective borrower, prohibit misleading advertising, protect against discriminatory lending practices and proscribe unfair credit practices. Among the principal disclosure items under the Truth-in-Lending Act are the terms of repayment, the total finance charge and the annual rate of finance charge or "Annual Percentage Rate" on each loan. The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on certain basis, including race, color, sex, national origin, age or marital status. Regulation B issued under the Equal Credit Opportunity Act requires creditors to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency. The Credit Practices Rule limits the types of property a creditor may accept as collateral to secure a consumer loan.

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

        TRAVEL AGENCY REGULATION

        Each of our travel locations are travel agencies that are regulated by the Airline Reporting Corporation ("ARC"). The ARC represents the major scheduled airline carriers and sets the operating rules for travel agencies. We are required to submit weekly reports to the ARC and to meet certain procedural, funding and bonding requirements that the ARC sets. In California, under the Seller of Travel Act, we are required to register as a seller of travel, comply with certain disclosure requirements and participate in the State's restitution fund. We also are subject to regulation by the United States Department of Transportation ("DOT"), by regulations applicable to business generally and by laws or regulations directly applicable to access online commerce. Currently, few laws and regulations directly apply to the Internet and commercial online services. However, it is possible that laws and regulations may be adopted with respect to the Internet or commercial online services covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Further, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws. Such laws would likely impose additional burdens on companies conducting business online.

        Moreover, in many states, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. Tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes. Federal legislation imposing certain limitations on the ability of states to impose taxes on Internet-based sales was enacted in 1998. The Internet Tax Freedom Act, as this legislation is known, imposes on electronic commerce a three-year moratorium on state and local taxes imposed after October 1, 1998, but only where such taxes are discriminatory on Internet access.

BUSINESS CONSIDERATIONS AND CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND STOCK PRICE

        INABILITY TO SELL OUR FINANCIAL SERVICE BUSINESS

          We may not be able to sell our financial services business or realize the carrying value for this business reflected on our consolidated financial statements. If we are unable to sell our financial services business certain covenants in our bank facility will restrict our ability to continue to fund the losses we expect to incur in our Internet business in future periods.

        RELATIONSHIPS WITH AIRLINES

          We derive substantially all of our revenue from a combination of: (1) sales of discounted air fares; (2) commissions on published fares for both domestic travel and travel to Latin America; and, (3) performance based compensation referred to as "override commissions."

          We depend on our airlines for access to non-published fares for which we have no long-term or exclusive contracts. Our business could be hurt if the airlines we do business with; (1) refuse to renew our contracts for non-published fares; (2) renew the contracts on less favorable terms; or, (3) cancel our contracts. Non-published fares are tickets we acquire from the airlines and resell to our customers at discounts off published fares. We have contracts with 11 airlines that permit us to acquire non-published fares. These contracts are typically for a short period, are cancelable on short notice and do not require the airlines to provide us with a specific quantity of tickets or deal with us exclusively.

        A significant portion of our revenue depends on regular and override commissions paid to us by the airlines for bookings made through our travel stores and Internet sites. The airlines we do business with are not obligated to pay any specific commissions, or to pay commissions at all.

        Most recently, there has been a general trend by the airlines to reduce commissions paid to travel agents in order to reduce their distribution costs and many travel experts believe that airlines will eliminate all commissions in the near future. In response to these changes, many travel agencies, including us, have begun to charge service fees to their customers.

        Although our domestic travel business has been subject to the same downward trends on commission rates, our commission rates on tickets to Latin America, which account for 75% of our travel business, have not been subject to these general trends. From time to time, however, certain airlines have reduced commission rates on Latin American routes, but have generally reinstated them in order to meet competitive conditions. While we believe that the pressure on airlines to reduce their distribution costs will continue and eventually affect our present Latin American commission rates, we believe this trend will be implemented by the airlines more slowly, because our travel stores represent the airlines' primary distribution channel to Hispanics living in the United States. Despite this, we have begun to charge service fees in certain markets where commissions have been reduced and are prepared to introduce service charges throughout all of our travel stores should conditions warrant it.

        A large percentage of our travel business depends upon a limited number of airlines and our business could be hurt if any of these carriers temporarily curtail operations, were shut down, or went out of business. In November of 1999, Taesa Airlines, one of the major Mexican carriers, was shut down by the Mexican government and eventually was declared bankrupt. The suspension and ultimate cessation of Taesa Airlines had a significant adverse effect on our operations in the fourth quarter of 1999, our busiest travel season. Results for the first quarter of 2000 also will be adversely impacted until the Taesa route system is absorbed by other airline carriers. In response to the cessation of Taesa, Mexicana and Aeromexico, which are both controlled by a common parent company, reduced commissions on routes from Tiajuana to other parts of Mexico. To offset this decline in commissions, we have begun to charge our customers a service charge.

        ABILITY OF THE COMPANY TO EXECUTE ITS BUSINESS STRATEGY

        Our financial performance will depend in part on our ability to (1) integrate new travel locations into our operations; (2) generate satisfactory performance or enhance performance at these locations; (3) maintain our airline contracts and commission rates or increase our fees; (4) broaden our online presence and build brand recognition; (5) enter contracts with other providers of travel and travel-related services; (6) achieve economies of scale in our Internet business to permit profitable operations to cover required investments in technology, technical infrastructure and the costs of building brand recognition; and, (7) raise additional capital to cover the losses we expect to incur in our Internet business in future periods. As a result of acquisitions in 1999, we added 38 new travel locations. Expansion of our business may negatively impact our operating results, particularly during periods immediately following the expansions. In addition, we cannot assure that we will be able to profitably implement our business strategy in new geographical areas. Furthermore, we may compete for expansion and acquisition opportunities with companies that may have significantly greater financial resources than us. We cannot assure that we will be able to locate suitable new locations as acquisition candidates, or that any operations that we open or acquire will be effectively and profitably integrated into our existing operations.

        DEPENDENCE ON CALIFORNIA MARKET

        A majority of our travel facilities are located in California and substantial portions of our revenues are generated in California. Therefore, our performance depends upon general economic conditions in California and Southern California, in particular, and may be adversely affected by social factors or natural disasters in California. A decline in the California economy could have a material adverse effect on our results of operations and financial condition.

        RELIANCE ON THIRD PARTY SYSTEMS

        Our travel business is limited to those airlines that provide comprehensive travel information through the GDS systems we utilize. There can be no assurance that the airlines we currently have contracts with will continue to sell their services through Sabre, Amadeus and Worldspan, or that we would be able to establish new relationships to ensure uninterrupted access to a comprehensive supply of travel information should the airlines that we have relationships with elect to not use the GDS, that we currently employ. In addition, we are dependent on our GDS supplier to continue to offer and maintain their service. Any discontinuation of its service or any reduction in its performance, that requires us to replace such service would be disruptive to our business and could require substantial expenditures and time to transition us to an alternative GDS system.

        SEASONALITY

        Our business is seasonal, reflecting fluctuations in leisure travel patterns. Historically, travel sales increase in the second and fourth quarter of the year, reflecting summer and Christmas travel, and decline in the first and third quarter. The summer and Christmas seasonal cycles are fairly predictable, but may shift or be altered, reflecting changes in the economy, availability of airline capacity and travel prices. These seasonal fluctuations in our business directly impact our operating results and cash flow. Travel sales in general may be impacted by political instability in Latin America, terrorism, fuel price escalation, weather, airline or other travel related strikes and news of airline disasters.

        TRAVEL INDUSTRY DISRUPTIONS

        A decline in leisure travel or disruptions in travel generally could hurt our business. Leisure travel is highly sensitive to personal discretionary spending levels and thus tends to decline during general economic downturns. In addition, other adverse trends or events that tend to reduce leisure travel are likely to hurt our business. These may include:

           -  political instability;

           -  regional hostilities;

           -  terrorism;

           -  fuel price escalation;

           -  travel-related accidents;

           -  bad weather; or

           -  airline or other travel-related strikes.

        A number of airlines are currently in various stages of negotiation with unions representing their employees. If those negotiations fail and the unions elect to strike or effect a slowdown, our business could be harmed.

        COMPETITION

         We compete with traditional travel agencies, ticket consolidators, Internet travel companies and with the airlines. In the United States Hispanic market, we believe that we are the largest provider of leisure air travel to Hispanic customers traveling to Latin America. We face strong competition on a regional basis from local retail operators, and also face potential competition from larger more traditional travel agencies, who may establish travel agencies or form strategic alliances in Hispanic areas in the future. Some of these agencies have greater financial and marketing resources then we do. We cannot assure that our present or future competitors will not exert significant competitive pressures on us, which could have a material adverse effect on our results of operations and financial condition.

        We compete in our recently established Internet travel business with a variety of Internet travel companies such as CheapTickets, Inc., Priceline.com, Inc. and Previewtravel.com, all of which have greater brand recognition, significantly greater financial, marketing and other resources than we do. Certain of these companies may also be able to secure airline contracts from our travel providers on more favorable terms than we can obtain. We cannot be assured that we will be able to compete successfully against current and future competitors. We also face competition from travel consolidators, who also sell their services directly to customers by telephone and on the Internet. As the market for online travel grows, there can be no assurance that our ticket providers will permit us to continue to sell airline tickets online.

        Among other factors, our success depends heavily on our access to non-published fares, on our brand recognition and on the ability of our systems to integrate our non-published fares with published fares to offer customers a broad choice. Our competitors may enter into strategic or commercial relationships with larger, established and well-financed companies. Some of our competitors have agreements to buy non-published fares from our major suppliers. For example, Priceline.com, Inc. recently signed an agreement to purchase non-published tickets from Continental and, as it has in deals with other airlines, granted warrants to Continental to purchase Priceline.com common stock. Our competitors may be able to induce one or more of our suppliers of non-published fares, through pricing, equity or other incentives, to cease doing business with us, or to do business with us on less favorable terms. They might also be able to build strong brand recognition in the Hispanic leisure travel market, through widespread advertising and other marketing efforts. Certain of our competitors may be able to devote greater resources to marketing and promotional campaigns on the Internet if they began to promote Hispanic travel opportunities. Competitors may also devote substantially more resources to website and systems development than we do. Any or all of these developments could bring heavy competitive pressures to bear on us.

        E-COMMERCE

        The success of our business will depend on continued growth of online commerce and Internet infrastructure. Our future revenues and profits depend, to a certain degree, upon the widespread acceptance and use of the Internet and online services as a medium for commerce by customers and sellers. If acceptance and growth of Internet use does not continue, it will hurt our business.

        Rapid growth in the use of the Internet and online services is a recent phenomenon. This growth may not continue. A sufficiently broad base of customers may not accept, or continue to use, the Internet as a medium of commerce. Demand for and market acceptance of recently introduced products and services over the Internet are subject to a high level of uncertainty. There are few proven products and services. For us to achieve significant growth, customers who have historically used traditional means of commerce will instead need to elect to purchase products and services online, and sellers of products will need to elect to sell products and services online, and sellers of products and services will need to accept or expand use of the Internet as a channel of distribution. Our revenues and profits depend on customers visiting our website and actually purchasing tickets. Customers could potentially use the site for route information and choose to purchase tickets directly from the airlines or elsewhere.

        The Internet has experienced, and is expected to continue to experience significant growth in the number of users and amount of traffic. Our success will depend upon the development and maintenance of the Internet's infrastructure to cope with this increased traffic. This will require a reliable network backbone with the necessary speed, data capacity and security and timely development of complementary products, such as high-speed modems, for providing reliable Internet access and services.

         Major online service providers and the Internet itself have experienced outages and other delays as a result of software and hardware failures and could face such outages and delays in the future. Outages and delays are likely to affect the level of Internet usage and the processing of transactions on the VuelaBarato.com and 4GreatFares.com websites. It is unlikely that we could make up for the level of orders lost in those circumstances by increased phone orders. In addition, the Internet could lose its viability by reason of delays in the development or adoption of new standards to handle increased levels of activity or of increased government regulation. The adoption of new standards or government regulation may require us to incur substantial compliance costs.

        BRAND RECOGNITION

        Our brand may not achieve the broad recognition necessary to succeed. We believe that we must maintain and enhance the VuelaBarato.com and 4GreatFares.com brands to continue to attract and expand our business. Failure to maintain and enhance our brand could hurt our business.

        The success of VuelaBarato.com and 4GreatFares.com brands will depend to a certain extent on our ability to enhance our advertising programs. The number of Internet sites that offer competing services increases the importance of establishing and maintaining our brand name recognition. Many online sites already have well-established brands in online services or the travel industry generally. We intend to significantly increase our advertising expense, but these expenditures may not result in increased business activity or the desired enhancement of brand recognition. This could adversely affect our results of operations.

        GROWTH MANAGEMENT

        We may be unable to manage our rapid growth effectively. We have rapidly and significantly expanded our operations and anticipate further significant expansion. Our inability to manage growth effectively could hurt our business.

        We have recently added a number of key managerial and technical employees, and we expect to add additional key personnel in the future. This expansion has placed, and we expect it will continue to place, a significant strain on our management, operational and financial resources. To manage the expected growth of our operations and personnel, we plan to:

           - improve and upgrade transaction-processing, operational, customer service and financial systems and financial procedures and controls;

           - maintain and expand our relationships with various travel service suppliers, Internet portals and other travel-related website companies and other third parties necessary to our business;

           -  expand our finance, administrative and operations staff;

           -  continue to attract, train and manage our employee base; and

           -  implement a disaster recovery program.

        TECHNOLOGY

        We may not be able to keep up with the industry's rapid technological and other changes. The industry in which we compete is characterized by:

           -  rapid technological change;

           -  changes in user and customer requirements and preferences;

           - frequent new product and service introductions embodying new technologies;

           -  the emergence of new industry standards and practices; and

           - the emerging importance of the Internet and the proliferation of companies offering Internet-based products and services.

        These developments could quickly render our existing online sites and proprietary technology and systems obsolete. Our inability to modify or adapt our infrastructure in a timely manner or the expenses incurred in making such adaptations could hurt our business.

        As a result, we will be required to continually improve the performance, features and reliability of our services, particularly in response to competitive offerings. Our success will depend, in part, on our ability to enhance our existing services and develop new services in a cost-effective and timely manner. The development of proprietary technology entails significant technical and business risks and requires substantial expenditures and lead-time. We may not be able to adapt successfully to customer requirements or emerging industry standards. In addition, the widespread adoption of Internet, networking or telecommunications technologies or other technologies could require us to incur substantial expenditures to modify or adapt our services or infrastructure.

        In addition, our computer and communications systems are vulnerable to business interruptions. Our ability to receive and fill orders through our call centers and provide high-quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. The occurrence of interruptions, delays, loss of data or the inability to accept and confirm customer reservations could hurt our business.

        Our online servers and our call center is located in Commerce, California; the SABRE Group's computers are located in Tulsa, Oklahoma. These systems and operations are vulnerable to damage or interruption from power loss, telecommunications failure, hacker break-ins, natural disasters and similar events.

        Although we have adopted network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. These kinds of events could lead to interruptions, delays, loss of data or the inability to accept and confirm customer reservations. The occurrence of any of the foregoing risks could hurt our business.

        CALL CENTER

        Our current reservation systems may not be able to handle all calls adequately. Our system's lack of capacity to handle the demands of our customers can cause unanticipated system disruptions, slower response times, poor customer service, impaired quality and speed of reservations and confirmations and delays in reporting accurate financial information. These problems could hurt our business.

        DOMAIN NAMES

        We currently hold the Internet domain names "www.VuelaBarato.com" and "www.4GreatFares.com." Third parties may acquire domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights that may hurt our business. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. As a result, we may not acquire or maintain the "www.VuelaBarato.com" and "www.4GreatFares.com" domain names in all the countries in which we conduct business.

        SERVICE INTERRUPTIONS

        We rely on certain third-party computer systems and third-party service providers, including the computerized central reservation systems of the airline industry to make airline ticket reservations. Any interruption in these third-party services or a deterioration in their performance could hurt our business. If our arrangement with any of these third parties is terminated, we may not find an alternative source of systems support on a timely basis or on commercially reasonable terms. We rely on third parties to print our airline tickets and arrange for their delivery. We rely on third parties to host our online system's infrastructure, web and database servers. We currently rely on SABRE for our general reservations system, including customer profiling, making reservations and credit card verification and confirmations. Currently, over 90% of our computing transactions are processed through the SABRE systems. Our technology relationship with SABRE for Internet operations will further increase our dependency.

        If we or SABRE ever elect to terminate the existing relationship, we would be forced to convert to another provider. This conversion could require a substantial commitment of time and resources and hurt our business.

        SECURITY BREACHES

        Online security breaches could hurt our business. In our business, secured transmission of confidential information over public networks is essential to maintain consumer and supplier confidence. If any compromise of our security were to occur, it could hurt our business. Concerns over the security of transactions conducted on the Internet and the potential compromise of customer privacy may inhibit the growth of commercial online services as a means of conducting commercial transactions. We have expended significant resources to protect against security breaches and to alleviate problems caused by such breaches, and we may need to make further expenditures for this purpose in the future. We maintain an extensive confidential database of customer profiles and transaction information. Our current security measures may not be adequate and advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the methods we use to protect customer transaction and personal data.

        A party who can circumvent our security might be able to misappropriate proprietary information or cause disruptions in our operations. Security breaches could also expose us to a risk of loss or litigation and possible liability for failing to secure confidential customer information.

        KEY EMPLOYEE DEPENDENCE

        We depend substantially on the continued services and performance of our senior management, particularly Gary Cypres, the Chairman of the Board, and certain other key personnel. The loss of the services of any of these executive officers or other key employees could hurt our business. If we lose our key personnel or cannot recruit additional personnel, our business may suffer.

        Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense. We may not be able to attract, assimilate or retain sufficiently qualified personnel. In particular, we may encounter difficulties in attracting a sufficient number of qualified software developers for our future online services and transaction-processing systems. The failure to retain and attract necessary technical, managerial, marketing and customer service personnel could hurt our business and impair our growth strategy. Although none of our employees are represented by a labor union, our employees may join or form a labor union.

        BUSINESS EXPANSION

        Our business could be hurt if we do not offer new services successfully. We plan to introduce new and expanded services. Our inability to generate revenues from such expanded services or products sufficient to offset their development or offering cost could hurt our business. Such additional products and services may include hotel, tour and cruise reservations as well as car rentals. Our business strategy is to increase the percentage of such travel-related products as a percentage of our revenues. We may not be able to offer such products or services in a cost-effective or timely manner and our efforts may not be successful.

        Further, any new service that is not favorably received by customers could damage our reputation or brand name. Expansion of our services could also require significant additional expenses and may strain our management, financial and operational resources. If we cannot obtain alternate travel offerings in the future, we may not be able to benefit fully from our growth strategy.

        ACQUISITION STRATEGIES

        Our business could be hurt if we make acquisitions that are not successful. We may in the future broaden the scope and content of our business through the acquisition of existing complementary businesses. We may not be successful in overcoming problems encountered in connection with such acquisitions, and our inability to do so could hurt our business. We may consider the acquisition of companies providing similar services in other markets or in other sectors of the travel industry in the future. Future acquisitions would expose us to increased risks. These include risks associated with:

         - the assimilation of new operations, sites and personnel; the diversion of resources from our existing businesses, sites and technologies;

         - the inability to generate revenues from new sites or content sufficient to offset associated acquisition costs;

         - the maintenance of uniform standards, controls, procedures and policies; and

         - the impairment of relationships with employees and customers as a result of integration of new businesses.

        Acquisitions may also result in additional expenses associated with amortization of acquired intangible assets or potential businesses.

        REGULATORY AND LEGAL UNCERTAINTIES COULD HARM OUR BUSINESS.

        Certain segments of the travel industry are heavily regulated by the United States and other governments. Accordingly, certain services offered by us are affected by such regulations. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and commercial online services could hurt our business.

        We are subject to federal regulations prohibiting unfair and deceptive practices. In addition, federal regulations concerning the display and presentation of information currently applicable to airline booking services could be extended to us in the future, as well as other laws and regulations aimed at protecting customers accessing online or other travel services. In California we are required to register as a seller of travel, comply with certain disclosure requirements and participate in the state's restitution fund. We are also subject to regulations applicable to businesses generally and laws or regulations applicable to online commerce.

        Currently, few laws and regulations directly apply to the Internet and commercial online services. However, it is possible that laws and regulations may be adopted with respect to the Internet or commercial online services covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Further, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws. Such laws would likely impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or commercial online services. In turn, this could decrease the demand for our products and services and increase our cost of doing business, or otherwise hurt our business.

        Moreover, in many states, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. These issues may take years to resolve. For example, tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes. Federal legislation imposing certain limitations on the ability of states to impose taxes on Internet-based sales was enacted in 1998. The Internet Tax Freedom Act, as this legislation is known, imposes on electronic commerce a three-year moratorium on state and local taxes imposed after October 1, 1998, but only where such taxes are discriminatory on Internet access. It is possible that the legislation could not be renewed when it terminates in October 2001. Failure to renew the legislation could allow state and local government to impose taxes on Internet-based sales, and such taxes could hurt our business.

ITEM 2. PROPERTIES

        Our executive and administrative offices occupy approximately 17,000 square feet of a building which is owned by BCE Properties II, Inc., an affiliate under common ownership, that is located at 5480 E. Ferguson Drive, Commerce, California 90022. We believe that our executive and administrative offices are adequate for current needs and that additional space in our headquarters is available for future expansion. We own an 86,000 square foot property in Los Angeles, on which we are building a 40,000 square foot retail center, which we may lease to an affiliate company or other retailer. We also purchased in July 1998, and subsequently sold in December 1999 to Central Rents, Inc., an affiliated company through common ownership, a 4,000 square foot building in Maywood, California and have converted that facility into one of our travel centers. All of our other locations are leased pursuant to short-term leases.

ITEM 3. LEGAL PROCEEDINGS

        We are involved in certain legal proceedings arising in the normal course of our business. We do not believe the outcome of these matters will have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our stockholders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS OVER-THE-COUNTER BULLETIN BOARD LISTING

        Our common stock is listed on the Over-the-Counter Bulletin Board and traded under the symbol "CFAC." The following table sets forth, in the periods indicated, the high and low sales prices per share of our common stock, as reported by the Nasdaq National Market or the Over-the-Counter Bulletin Board for the periods presented. As of March 22, 2000, there were approximately, 177 holders of record of our common stock.


xx                                     HIGH          LOW
                                      -------      -------
Quarter ended March 31, 1998          $12.375      $  9.50
Quarter ended June 30, 1998           $ 12.25      $ 8.625
Quarter ended September 30, 1998      $  9.00      $  7.00
Quarter ended December 31, 1998       $  7.50      $  4.00
Quarter ended March 31, 1999          $ 5.125      $  2.50
Quarter ended June 30, 1999           $  5.00      $  2.75
Quarter ended September 30, 1999      $ 7.375      $  3.50
Quarter ended December 31, 1999       $  8.75      $ 5.625


        We received a letter dated February 26, 1999 from the Nasdaq National Market advising us that based upon its review of price data for our common stock covering the last 30 consecutive trading dates prior to the date of the letter, our common stock had not maintained a market value of public float greater than or equal to $5 million and, that, we would be delisted if we did not demonstrate compliance with this requirement by May 27, 1999. Nasdaq subsequently advised us that we did not meet this requirement by May 27, 1999, and therefore, we were delisted on June 1, 1999. Our common stock now trades on the Over-the-Counter Bulletin Board.

DIVIDENDS

        We have never paid a cash dividend on our common stock. If we are successful in selling our consumer financial services business, we may distribute all or a portion of the proceeds to our shareholders subject to Delaware Law, and subject to receiving a tax opinion that such distribution would qualify as a capital gain. The Delaware General Corporation Law restricts our ability to pay dividends. The Delaware General Corporation Law provides that a Delaware Corporation may pay dividends either (1) out of the corporation's surplus (as defined by Delaware law); or, (2) if there is no surplus, out of the corporation's net profit for the fiscal year in which the dividend is declared or the preceding fiscal year. Any determination in the future to pay dividends will depend on our financial condition, capital requirements, results of operations, contractual limitations, legal restrictions and any other factors our Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data with respect to our consolidated financial position as of December 31, 1999 and 1998 and our results of operations for the years ended December 31, 1999, 1998 and 1997 has been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report. This information should be read in conjunction with such consolidated financial statements and the notes thereto. The selected financial data with respect to our consolidated financial position as of December 31, 1997, 1996 and 1995 and our results of operations for the years ended December 31, 1996 and 1995 has been derived from our audited consolidated financial statements restated to reflect the sale of the Company's consumer financial services business as discontinued operations, but are not presented in this Annual Report.

                      SELECTED FINANCIAL AND OPERATING DATA
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  YEARS ENDED DECEMBER 31,
                                           1999             1998             1997              1996             1995
                                       -----------       ----------      -----------       -----------       ----------
STATEMENTS OF OPERATIONS DATA:
Net revenues ....................      $    14,270       $    8,957      $     8,733       $     2,437       $      315
Costs and expenses:
Selling and administrative
  expenses ......................           11,424            7,267            7,887             3,215              293
Occupancy costs .................            2,000            1,299            1,373               220               --
Depreciation and amortization ...              586              370              320                50                2
                                       -----------       ----------      -----------       -----------       ----------
    Total costs and expenses ....           14,010            8,936            9,580             3,485              295
                                       -----------       ----------      -----------       -----------       ----------
Pre-tax income (loss) from
  continuing operations .........              260               21             (847)           (1,048)              20
Provision (benefit) for income
taxes ...........................              104                8             (339)             (419)               8
                                       -----------       ----------      -----------       -----------       ----------
Income (loss) from continuing
operations ......................              156               13             (508)             (629)              12
Income from discontinued
  operations, net of tax (1) ....            3,981            4,388            4,898             6,508            3,107
Loss on disposal of discontinued
  operations, net of operating
  income during phase-out period,
  net of taxes (2) ..............           (1,500)              --               --                --               --
                                       -----------       ----------      -----------       -----------       ----------
Net income ......................      $     2,637       $    4,401      $     4,390       $     5,879       $    3,119
                                       ===========       ==========      ===========       ===========       ==========

PER SHARE DATA:
BASIC EARNINGS PER SHARE:
Income (loss) from continuing
operations ......................      $      0.02       $     0.00      $     (0.07)      $     (0.10)      $     0.00
Income from discontinued
  operations, net of  taxes .....             0.55             0.60             0.67              1.05             0.61
Loss on disposal of discontinued
  operations, net of operating
  income during phase-out period,
  net of taxes ..................            (0.21)              --               --                --               --
                                       -----------       ----------      -----------       -----------       ----------
Net income ......................      $      0.36       $     0.60      $      0.60       $      0.95       $     0.61
                                       ===========       ==========      ===========       ===========       ==========

Weighted average number of shares
  outstanding ...................        7,248,000        7,277,000        7,277,000         6,213,500        5,150,000
DILUTED EARNINGS PER SHARE:
Income (loss) from continuing
  operations ....................      $      0.02       $     0.00      $     (0.07)      $     (0.10)      $     0.00
Income from discontinued
  operations, net of  taxes .....             0.55             0.60             0.67              1.05             0.61
Loss on disposal of discontinued
  operations, net of operating
  income during phase-out period,
  net of taxes...................            (0.21)              --               --                --               --
                                       -----------       ----------      -----------       -----------       ----------
Net income ......................      $      0.36       $     0.60      $      0.60       $      0.95       $     0.61
                                       ===========       ==========      ===========       ===========       ==========

Weighted average number of shares
  outstanding ...................        7,261,000        7,277,000        7,277,000         6,213,500        5,150,000

BALANCE SHEET DATA:
Cash ............................      $     5,280       $    8,295      $     3,855       $     5,848       $       57
Net assets of discontinued
  operations ....................      $    52,963       $   52,035      $    49,496       $    52,778       $   33,927
Total assets ....................      $    76,693       $   73,825      $    68,692       $    67,512       $   35,698
Stockholders' equity ............      $    72,075       $   70,144      $    65,743       $    61,353       $   33,632

OPERATING DATA (UNAUDITED):
Gross bookings (3) ..............      $   144,113       $   91,485      $    95,248       $    27,774       $    3,981

-------------------

(1) Income taxes applicable to income from discontinued operations for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 were, $2,654, $2,925,
    $3,160, $4,398 and $2,071, respectively.


(2) Includes loss on disposal of discontinued operations of $6,100 less estimated operating income from discontinued operations during the phase-out period of $3,600 net of applicable tax benefits of $1,000.


(3) Gross bookings represent the aggregate retail value of tickets sold under published and non-published fares. Management uses gross bookings as a key indicator of general business activity, success of promotional efforts, and efficiency of reservation agents in the Company's travel store distribution network. In addition, management believes that gross bookings provide a useful comparison between historical periods, and year-to-year changes as such information provides a useful measure of the expansion of the Company's business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the information under "Item 6. Selected Financial Data" and our Consolidated Financial Statements and Notes thereto and other financial data, included elsewhere in this Annual Report. Certain statements under this caption constitute "forward-looking statements" under Section 27A of the Securities Act and Section 21E of the Exchange Act which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in these forward-looking statements. Factors that might cause such a difference, include but are not limited to, our airline relationships, economic conditions, technology issues, availability of additional capital and government regulation. For additional information concerning these factors and others, see "Item 1. Business -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price."

OVERVIEW

OVERVIEW OF CONTINUING OPERATIONS

        In mid-1995, our market research identified the Hispanic travel business as an industry that offered consolidation potential and increased profitability through improved management and systems. We also concluded that this business represented an important distribution network for certain airlines as a majority of Hispanic customers they serve do not have credit cards, pay in cash and prefer to acquire their tickets from travel agencies located within their neighborhoods. In mid-1995, we commenced our air travel business with a single travel store in Los Angeles, California. Since 1995, through a series of acquisitions, we have grown to 140 travel stores and presently operate our travel business in 7 states.

        We derive substantially all of our revenue from a combination of: (1) sales of discounted air fares; (2) commissions on published fares for both domestic travel and travel to Latin America; and, (3) performance based compensation referred to as "override commissions." The revenue we generate from the sale of discount airline tickets and commissions we earn are recognized as income upon issuance of the ticket. The overrides we earn are recognized as income on an accrual basis once the amount has been confirmed by the airline, which generally reflects the performance for a prior quarter. The rates at which we buy our tickets from the airlines and the commissions we receive, are determined by each individual airline we do business with and are subject to change and cancellation.

        Most recently, there has been a general trend by the airlines to reduce commissions paid to travel agents in order to reduce their distribution costs and many travel experts believe that airlines will eliminate all commissions in the near future. In response to these changes, many travel agencies have begun to charge service fees to their customers.

        Although our domestic travel business has generally been subject to the same downward trends on commission rates, our commission rates to Latin America, which accounts for approximately 75% of our travel business, have not been subject to these general trends. From time to time, however, certain airlines have reduced commission rates on Latin American routes, but in certain instances reinstated them in order to meet competitive conditions. While we believe that the pressure on airlines to reduce their distribution costs will continue and eventually affect our present Latin American commission rates, we believe this trend will be slower to be implemented by the airlines, because our travel stores represent the airlines' primary distribution channel to Hispanics living in the United States. Despite this, in February of 2000, we have begun to charge service fees in certain markets where commissions have been reduced and are prepared to introduce service charges throughout all of our travel stores should conditions warrant it.

        A large percentage of our travel business depends upon a limited number of airlines and our business could be hurt if any of these carriers temporarily curtail operations, were shut down, or went out of business. In November 1999, Taesa Airlines, one of the major Mexican carriers, was shut down by the Mexican government and eventually was declared bankrupt. The suspension and ultimate cessation of Taesa Airlines had a significant adverse effect on our operations in the fourth quarter of 1999, our busiest travel season. Results for the first quarter of 2000 also will be adversely impacted until the Taesa route system is absorbed by the other airline carriers. In response to the cessation of Taesa, Mexicana and Aeromexico, which are both controlled by a common parent company, reduced commissions on routes from Tijuana to other parts of Mexico. To offset this decline in commissions, we have begun to charge our customers a service charge.

OVERVIEW OF DISCONTINUED OPERATIONS

        From our inception, until December 1999, when we made a decision to discontinue our consumer financial services business, our primary activity was our consumer financial services business, which serves the financing needs of the low-income Hispanic population. Through our consumer financial services business, we: (1) provide small, unsecured, personal loans; (2) purchase and service consumer finance receivables that our customers generate for purchase of consumer products sold by an affiliate of the Company, and by independent retailers; (3) finance travel related services sold by our travel business; (4) provide insurance products and insurance premium financing; (5) provided income tax preparation services; (6) provide check cashing services; (7) purchase consumer product inventory which we hold under a consignment arrangement until sold by an affiliate company; and, (8) provide mortgage loan financing. We have catered to the low-income Hispanic population during our 40 years of operations by locating our facilities primarily in Hispanic communities, advertising in Spanish and employing Spanish as the primary language in our locations.

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

        At December 31, 1999, our gross finance receivables were approximately $96.8 million consisting of the following:

               -  Small loan portfolios

               -  Consumer products portfolios

               -  Other portfolios

        SMALL LOAN PORTFOLIOS. Small, unsecured, loans are issued primarily through our Efectiva Card, which provides our customers with the ability to access their established lines of credit with us by withdrawing cash from our cash dispensing machines. Our cash dispensing machines are proprietary and are not part of any networked system. We have presently installed our cash dispensing machines in 34 locations owned by us or an affiliate and 36 locations owned or leased by unaffiliated parties; principally, Kmart Corporation. Under an agreement with Kmart, as amended, we can install our cash dispensing machines in up to 100 Kmart stores over the next two years. The agreement, which can be terminated for any reason by either Kmart or us at any time with 30 days notice, requires us to pay a monthly license fee to Kmart for each location, plus certain performance incentives, related to the Efectiva Card we originate and renew from each Kmart location, and to pay all costs and expenses related to the installation and maintenance of our cash dispensing machines and our on-site employees.

        CONSUMER PRODUCTS PORTFOLIO. We purchase and service our consumer products receivables, which are generated through an affiliate's sale of brand name consumer products through five stores in the greater Los Angeles area. Consumer products that we finance include televisions, stereos, refrigerators, washers and dryers, furniture and household accessories.

        OTHER PORTFOLIOS. Our other receivables primarily include the financing of airline tickets we sell, and financing for the purchase of products and services that independent retailers sell, and small second trust mortgage loans.

        OTHER DISCONTINUED BUSINESS ACTIVITIES

        We act as an intermediary for an independent insurance carrier who sells credit life and credit accident and health insurance to our customers. Through this arrangement, we sell policies to our customers within limitations established by agency contracts with that insurer. Credit life insurance provides for the payment in full of the borrower's credit obligation to the lender if the borrower dies. Credit accident and health insurance provides for repayment of loan installments to the lender during the insured's period of involuntary unemployment resulting from disability, illness or injury. Premiums for such credit insurance are at the maximum authorized rates and are stated separately in our disclosure to customers, as required by the Truth-in-Lending Act and applicable state statutes. We do not act as an intermediary with respect to the sales of credit insurance to non-borrowers. We earn a commission from the insurance carrier on the sale of credit insurance, which is based in part on the claims experience on policies that the insurance carrier sells through us. Beginning in mid-1996, the independent insurance carrier reinsured the credit life and credit accident and health risk with a newly formed subsidiary of the Company. As a result of this reinsurance arrangement, the credit risk remains with us. In 1996, we also began our automobile insurance and insurance premium financing businesses. Our income tax service company began servicing our customers in January 1998. In mid-1998, we began to offer fee-based check cashing services. In the third quarter of 1998, we established a mortgage loan business and began to offer and write small second trust mortgage loans.

        For financial reporting purposes, we have accounted for the sale of our consumer financial services business as a discontinued operation and have reflected the estimated sale proceeds as "Net Assets of Discontinued Operations," on our consolidated balance sheets. We have also recorded on our consolidated statement of income an estimated loss of $6.1 million, less estimated operating income from discontinued operations during the phase-out period of $3.6 million, both net of applicable tax benefits of $1.0 million in the fourth quarter of 1999, relating to our decision to sell this business.



                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                     --------------------------------
                                                                       1999         1998         1997
                                                                     ------       ------       ------

NET REVENUES ..................................................       100.0%       100.0%       100.0%
COSTS AND EXPENSES
Selling and administrative expenses ...........................        80.1%        81.1%        90.3%
Occupancy costs ...............................................        14.0%        14.6%        15.7%
Depreciation and amortization .................................         4.1%         4.1%         3.7%
                                                                     ------       ------       ------
Total costs and expenses ......................................        98.2%        99.8%       109.7%
                                                                     ------       ------       ------
Pre-tax income (loss) from continuing operations ..............         1.8%         0.2%        -9.7%
Provision (benefit) for income taxes ..........................         0.7%         0.1%        -3.9%
                                                                     ------       ------       ------
Income (loss) from continuing operations ......................         1.1%         0.1%        -5.8%
                                                                     ------       ------       ------
Income  from discontinued operations, net of taxes ............        27.9%        49.0%        56.1%
Loss from disposal of discontinued operations, net of operating
    income during phase-out period, net of taxes ..............       -10.5%          --           --
                                                                     ------       ------       ------
Net income ....................................................        18.5%        49.1%        50.3%
                                                                     ======       ======       ======




YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

        NET REVENUES

        Net revenues for the year ended December 31, 1999 from travel stores, wholesale operations, and Internet and call center operations were $13.6 million, $0.6 million, and $0.1 million as compared to $8.5 million, $0.5 million, and $0.0 for the year ended December 31, 1998, respectively.

        Net revenues from travel stores for the year ended December 31, 1999 increased $5.1 million, or 60.0%, to $13.6 million. Of this $5.1 million increase, $3.2 million reflected the increase in net revenues from the acquisition of 38 travel locations during 1999. The remaining increase in net revenues of $1.9 million was primarily the result of an increase in sales from existing travel stores and improvement in override commissions earned in 1999. The commission rate earned on airline tickets sold at the Company's retail stores in 1999 decreased slightly to 10.8% from 10.9% in 1998. The decrease in commission rate earned in 1999 was the result of lower commission rates earned from travel locations the Company acquired during 1999, offset by increases in override commissions earned in 1999.

        SELLING AND ADMINISTRATIVE EXPENSES

        Selling and administrative expenses for the year ended December 31, 1999 increased $4.2 million, or 57.2% to $11.4 million. Of this $4.2 million increase, $1.5 million reflected the increase in selling and administrative expenses as a result of the acquisition of 38 travel locations in 1999. The remaining increase is primarily the result of an increase in call center and Internet operating expenses of $1.0 million which commenced operation in July 1999; increase in corporate overhead of $1.0 million; and an increase in marketing expenses for the Company's travel stores of $0.2 million. Selling and administrative expenses as a percentage of net revenues decreased to 80.1% in 1999 from 81.1% in 1998.

        OCCUPANCY COSTS

        The Company's occupancy costs includes costs such as rental expense, common area maintenance, insurance, and property and real estate taxes for the Company's travel stores.

        Occupancy costs for the year ended December 31, 1999 increased $0.7 million, or 54.0% to $2.0 million. The increase in occupancy costs in 1999 were primarily due to the acquisition of 38 travel locations in 1999. Occupancy costs as a percentage of net revenues decreased to 14.0% in 1999 from 14.6% in 1998.

        DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expenses for the year ended December 31, 1999 increased $0.2 million, or 58.4% to $0.6 million. The increase in depreciation and amortization expenses was primarily the result of an increase in depreciation and goodwill amortization expense from the acquisition of 38 travel locations in 1999. Depreciation and amortization expenses as a percentage of net revenues remained unchanged at 4.1% in 1999 and 1998.

        INCOME FROM CONTINUING OPERATIONS

        Income from continuing operations for the year ended December 31, 1999 increased $0.2 million in 1999 to $0.2 million from $0.0 million in 1998. The increase in income from continuing operations in 1999 was primarily the result of an increase in operating income from the acquisition of 38 travel locations in 1999 and an increase in override commissions earned in 1999 of approximately $1.5 million. This was offset by increases in operating expenses of $1.0 million due to the commencement of the Company's call center and Internet operations in July 1999. Income from continuing operations as a percentage of net revenues increased to 1.1% in 1999 from 0.1% in 1998.

        DISCONTINUED OPERATIONS

        Income from discontinued operations for the year ended December 31, 1999 decreased $0.4 million, or 9.3% to $4.0 million. This decrease is attributable to a decrease in revenues from discontinued operations of $0.8 million and a decrease in expenses from discontinued operations of $0.2 million, discussed below, offset by a reduction in provision for income taxes from discontinued operations of $0.2 million for the year ended December 31, 1999.

        Revenues from discontinued operations for the year ended December 31, 1999 decreased $0.8 million, or 2.2% to $37.1 million. The decrease is primarily attributable to a decrease in interest income to $22.6 million in 1999 from $25.5 million in 1998 earned on the Company's finance receivable portfolios, a decrease of $2.9 million. This decrease is primarily attributable to a decrease in the finance receivable portfolios which averaged $94.2 million for the year ended December 31, 1999, compared to $101.5 million for the year ended December 31, 1998. The decrease in interest income was offset by an increase in other income to $14.5 million in 1999 from $12.4 million in 1998, an increase of $2.1 million. This increase is primarily attributable to increases in administrative and membership fees, late fees, and extension fees on the Company's loan portfolio. A change in the law effective January 1, 1999 allowed the Company to charge late fees on a greater portion of its small loan portfolio.

        Expenses from discontinued operations for the year ended December 31, 1999 decreased $0.2 million, or 0.5% to $30.4 million. The decrease in expenses is primarily attributable to a decrease in operating expenses to $17.8 million in 1999 from $18.0 million in 1998, a decrease of $0.2 million; increase in provision for credit losses to $9.2 million in 1999 from $8.8 million in 1998, an increase of $0.4 million; offset by a decrease in interest expense to $3.4 million in 1999 from $3.8 million in 1998, a decrease of $0.4 million. The increase in the provision for credit losses in 1999 was attributable to a slight deterioration in the credit quality of the finance receivable portfolios. The decrease in interest expense in 1999 was attributable to a decrease in the amount borrowed under the lines of credit and other borrowings which averaged $41.7 million for the year ended December 31, 1999, compared to $48.2 million for the year ended December 31, 1998.

        Loss from disposal of discontinued operations in 1999 represents estimated loss on the sale of the Company's financial services business in the amount of $6.1 million, less estimated operating income of $3.6 million during the phase-out period, less applicable income tax benefits of $1.0 million. The $6.1 million loss is primarily attributable to a write-down of assets in the amount of $5.9 million which management does not expect to realize on the sale of the financial services business and $0.2 million of severance costs associated with the discontinued operations at December 31, 1999.

        NET INCOME

        Net income for the year ended December 31, 1999 decreased $1.8 million, or 40.1%, to $2.6 million. The decrease in net income is primarily the result of a decrease in income from discontinued operations and loss on disposal of discontinued operations for a combined total of $1.9 million in 1999. On December 1, 1999, the Company announced its decision to discontinue the operations of the Company's financial services business. In connection with this decision, the Company recorded a loss on disposal of discontinued operations of $1.5 million, net of tax benefits. The decrease in income from discontinued operations was offset by improvement in continuing operations of the Company's travel business in 1999 as compared to 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

        NET REVENUES

        Net revenues for the year ended December 31, 1998 from travel stores and wholesale operations were $8.5 million and $0.5 million as compared to $8.2 million and $0.5 million for the year ended December 31, 1997, respectively.

        Net revenues from travel stores for the year ended December 31, 1998 increased $0.3 million, or 3.7%, to $8.5 million. The increase in revenues was primarily the result of a 0.8% increase in the commission rate earned on airline tickets sold to 10.9% in 1998 as compared to 10.1% in 1997.

        SELLING AND ADMINISTRATIVE EXPENSES

        Selling and administrative expenses for the year ended December 31, 1998 decreased $0.6 million, or 7.9% to $7.3 million. The decrease in selling and administrative expenses in 1998 were primarily due to decrease in marketing expenses of $0.3 million and corporate overhead of $0.2 million as compared to 1997. Selling and administrative expenses as a percentage of net revenues decreased to 81.1% in 1998 from 90.3% in 1997.

        OCCUPANCY COSTS

        Occupancy costs for the year ended December 31, 1998 decreased $0.1 million, or 5.4% to $1.3 million. The decrease in occupancy costs in 1998 was primarily due to the Company's decision to close and consolidate selected travel locations acquired in 1996 that operated in the Company's existing markets. Occupancy costs as a percentage of net revenues decreased to 14.6% in 1998 from 15.7% in 1997.

        DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expenses for the year ended December 31, 1998 increased $0.1 million, or 15.6% to $0.4 million. The increase in depreciation and amortization expenses was primarily due to the purchase of new equipment in 1998 for selected travel locations and the corporate offices. Depreciation and amortization expenses as a percentage of net revenues increased slightly to 4.1% in 1998 from 3.7% in 1997.

        INCOME FROM CONTINUING OPERATIONS

        Income from continuing operations for the year ended December 31, 1998 increased $0.5 million in 1998 to $0.0 million from a loss from continuing operations of $0.5 million in 1997. The improvement in income from continuing operations in 1998 was primarily the result of an increase in the commission rate earned on airline ticket sales at the Company's travel stores combined with a decrease in selling and administrative expenses offset by an increase in the provision for taxes. Income from continuing operations as a percentage of net revenues was 0.1% in 1998 as compared to a loss from continuing operations of 5.8% of net revenues in 1997.

        DISCONTINUED OPERATIONS

        Income from discontinued operations for the year ended December 31, 1998 decreased $0.5 million, or 10.4% to $4.4 million. This decrease is attributable to a decrease in revenues from discontinued operations of $5.3 million, offset by a decrease in expenses from discontinued operations of $4.6 million, discussed below and a reduction in provision for income taxes from discontinued operations of $0.2 million for the year ended December 31, 1998.

        Revenues from discontinued operations for the year ended December 31, 1998 decreased $5.3 million, or 12.4% to $37.9 million. The decrease is primarily attributable to a decrease in interest income to $25.5 million in 1998 from $30.3 million in 1997 earned on the Company's finance receivable portfolios, a decrease of $4.8 million. This decrease is primarily attributable to a decrease in the finance receivable portfolios which averaged $101.5 million for the year ended December 31, 1998, compared to $119.6 million for the year ended December 31, 1997. Other income decreased to $12.4 million in 1998 from $12.9 million in 1997, a decrease of $0.5 million. This decrease is primarily attributable to a decrease in late fees and extension fees as a result of a decrease in the average balance of the finance receivable portfolios in 1998.

        Expenses from discontinued operations for the year ended December 31, 1998 decreased $4.6 million, or 13.1% to $30.6 million. The decrease in expenses is primarily attributable to a decrease in provision for credit losses to $8.8 million in 1998 from $12.3 million in 1997, a decrease of $3.5 million; a decrease in interest expense to $3.8 million in 1998 from $5.4 million in 1997, a decrease of $1.6 million; offset by an increase in operating expenses to $18.0 million in 1998 from $17.5 million in 1997, an increase of $0.5 million. The decrease in the provision for credit losses in 1998 was attributable to improvement in the credit quality of the finance receivable portfolios. The decrease in interest expense in 1998 was attributable to a decrease in the average amount borrowed under the lines of credit which averaged $48.2 million for the year ended December 31, 1998, compared to $64.1 million for the year ended December 31, 1997.


        NET INCOME

        Net income for the year ended December 31, 1998 was substantially unchanged from net income of $4.4 million in 1997. This was primarily the result of an increase in income from continuing operations of $0.5 million in 1998, offset by a decrease in income from discontinued operations of $0.5 million in 1998 as compared to 1997.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

        NET REVENUES

        Net revenues for the year ended December 31, 1997 from travel stores and wholesale operations were $8.2 million and $0.5 million as compared to $2.0 million and $0.4 million for the year ended December 31, 1996, respectively.

        Net revenues from travel stores for the year ended December 31, 1997 increased $6.2 million, or 310.0%, to $8.2 million. The increase in net revenues was primarily the result of acquiring 24 travel locations in June 1996 and 55 travel locations in December 1996. The commission earned on airline tickets sold at the Company's retail stores in 1997 increased to 10.1% from 9.8% in 1996. The increase in percentage of commission earned in 1997 was the result of improvement in commissions earned from travel locations the Company acquired during 1996.

        SELLING AND ADMINISTRATIVE EXPENSES

        Selling and administrative expenses for the year ended December 31, 1997 increased $4.7 million, or 145.3%, to $7.9 million. Of this $4.7 million increase, $4.3 million reflected the increase in selling and administrative expenses as the result of acquiring 24 travel locations in June 1996 and 55 travel locations in December 1996. The remaining increase in selling and administrative expenses was a result of increases in marketing expenses of $0.4 million in 1997. Selling and administrative expenses as a percentage of net revenues decreased to 90.3% in 1997 from 131.9% in 1996.

        OCCUPANCY COSTS

        Occupancy costs for the year ended December 31, 1997 increased $1.2 million, or 524.1% to $1.4 million. The increase in occupancy costs in 1998 was primarily the result of acquiring 24 travel locations in June 1996 and 55 travel locations in December 1996. Occupancy costs as a percentage of net revenues increased to 15.7% in 1997 from 9.0% of in 1996.

        DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expenses for the year ended December 31, 1997 increased to $0.3 million as compared to $0.0 million in 1996. The increase in depreciation and amortization expenses was primarily the result of the 1996 acquisitions. Depreciation and amortization expenses as a percentage of net revenues increased to 3.7% in 1997 from 2.1% in 1996.

        LOSS FROM CONTINUING OPERATIONS

        Loss from continuing operations for the year ended December 31, 1997 decreased $0.1 million, or 19.2%, to $0.5 million. The decrease in loss from continuing operations was primarily the result of acquiring the travel locations in 1996. Loss from continuing operations as a percentage of revenues decreased to 5.8% in 1997 from 25.8% in 1996.

        DISCONTINUED OPERATIONS

        Income from discontinued operations for the year ended December 31, 1997 decreased $1.6 million, or 24.7% to $4.9 million. This decrease is attributable to an increase in revenues from discontinued operations of $9.2 million, an increase in expenses from discontinued operations of $12.0 million, discussed below, and a reduction in provision for income taxes from discontinued operations of $1.2 million for the year ended December 31, 1997.

        Revenues from discontinued operations for the year ended December 31, 1997 increased $9.2 million, or 27.2% to $43.2 million. The increase is primarily attributable to an increase in interest income to $30.3 million in 1997 from $25.8 million in 1996 earned on the Company's finance receivable portfolios, an increase of $4.5 million. This increase is primarily attributable to an increase in the finance receivable portfolios which averaged $119.6 million for the year ended December 31, 1997, compared to $108.6 million for the year ended December 31, 1996. Other income increased to $12.9 million in 1997 from $8.2 million in 1996, an increase of

$4.7 million. This increase is primarily attributable to increases in administrative and membership fees earned on the Company's Efectiva Card which was introduced in May 1997.

        Expenses from discontinued operations for the year ended December 31, 1997 increased $12.0 million, or 52.4% to $35.2 million. The increase in expenses is primarily attributable to an increase in operating expenses to $17.5 million in 1997 from $9.3 million in 1996, an increase of $8.2 million; increase in provision for credit losses to $12.3 million in 1997 from $9.1 million in 1996, an increase of $3.2 million; and an increase in interest expense to $5.3 million in 1997 from $4.7 million in 1996, an increase of $0.6 million. The increase in operating expenses in 1997 was attributable to $2.3 million incurred in connection with the sale of auto sales business, which commenced operations in July 1996; $4.4 million due to an increase in expenses from the expansion of the loan businesses, including an increase in the number of employees and related payroll; $0.6 million due to higher depreciation and amortization expenses; and $0.7 million due to an increase in other administrative costs. The increase in the provision for credit losses in 1997 was attributable to a deterioration in the credit quality of the finance receivable portfolios. The increase in interest expense in 1997 was attributable to an increase in the amounts borrowed under the lines of credit which averaged $64.1 million for the year ended December 31, 1997, compared to $58.7 million for the year ended December 31, 1996.

        NET INCOME

        Net income for the year ended December 31, 1997 decreased $1.5 million, or 25.3%, to $4.4 million. The decrease in net income was primarily the result of an decrease of $1.6 million in income from discontinued operations in 1997 as compared to 1996.


LIQUIDITY AND CAPITAL RESOURCES

        CONTINUING OPERATIONS

        We primarily finance our continuing operations through the cash flow generated from operations. In June 1996, we completed an initial public offering and prior to that we received periodic contributions to capital by Banner Holdings, Inc. ("Holdings") and related entities.

        Net cash used by continuing operations totaled $4.6 million in 1999. Net cash provided by continuing operations totaled $2.6 million in 1998. Net cash used in continuing operations totaled $10.2 million in 1997. During these periods, the primary source of net cash provided by operations was depreciation and amortization, changes in notes receivable from affiliates, changes in accrued liabilities and income tax receivables.

        In 1999, cash flows provided by the operating activities of continuing operations of $3.6 million plus use of cash reserves were sufficient to complete acquisitions totaling $5.0 million and capital expenditures of $2.5 million. In addition, the Company purchased 100,000 shares of treasury stock for $0.7 million. Net cash flow used by continuing operations totaled $4.6 million in 1999.

        In 1998, cash flows provided by the operating activities of continuing operations of $2.7 million were used to purchase $0.1 million of capital additions and betterments. Net cash flow provided by continuing operations totaled $2.6 million in 1998.

        In 1997 cash used in the operating activities of continuing operations were $9.3 million. Of this total, $5.0 million was attributable to an increase in notes receivable from affiliates; $2.6 million was due to the reduction in accrued expenses and other current liabilities, and $1.7 million resulted from an increase in income taxes receivable. During 1997 the Company purchased $0.6 million of capital additions and betterments and funded $0.3 million in acquisitions. Net cash used in continuing operations totaled $10.2 million in 1997.

      Our continuing operations generate sufficient capital to fund their ongoing operating activities. Capital expenditures for renewals and betterments for our ongoing operations can be met from the Company's existing operating cash flow. However, development of our Internet business will require substantial capital to support marketing, systems development and expansion. In 1999, acquisitions of travel agencies and other capital expenditures totaled approximately $7.5 million. Additional travel agency acquisitions and continued development of our Internet business will require substantial capital and is expected to be funded through the sale of our discontinued operations.


        DISCONTINUED OPERATIONS

        We primarily finance our discontinued operations through the cash flow generated from the discontinued operations and with borrowings under the Line of Credit which expires June 12, 2000. In 1999, 1998 and 1997, net cash provided by discontinued operations totaled $1.6 million, $1.8 million and $8.2 million, respectively.

        In 1999 net cash provided from the operations of discontinued operations totaled $12.4 million and was sufficient to pay down the line of credit by $10.2 million and fund capital expenditures and acquisitions totaling $0.8 million. During this period net cash flow from installment contracts and other contract receivables totaled $0.2 million. These activities produced a net cash flow of $1.6 million in 1999.

        In 1998 net cash provided from the operations of discontinued operations totaled $18.0 million and was sufficient to pay down the line of credit and other borrowings by $10.9 million and fund capital expenditures of $1.4 million. During this period net cash flow used in the issuance of installment contracts and other contract receivables totaled $3.9 million. These activities produced a net cash flow of $1.8 million in 1998.

        In 1997 net cash provided from the operations of discontinued operations totaled $18.8 million and was sufficient to pay down the line of credit net of other borrowings by $12.0 million and fund capital expenditures and acquisitions totaling $2.0 million. During this period net cash flow provided through the issuance of installment contracts and other contract receivables totaled $3.4 million. These activities produced a net cash flow of $8.2 million in 1997.

        Our discontinued operations require substantial capital to finance the business. Currently, the discontinued operations are funded with cash flow from operations and with borrowings under the Line of Credit which expires June 12, 2000. Holdings and all of our significant domestic subsidiaries are guarantors under the Line of Credit. In addition, we have pledged substantially all of our assets, including our receivables, and the stock of all of our significant subsidiaries as collateral for the amounts our discontinued operations borrow under the Line of Credit. The maximum amount available under the Line of Credit is $100.0 million. However, the amount of credit available at any one time under the Line of Credit is limited to 70% of eligible contracts. Credit facilities are typically limited to a certain percentage of such eligible contracts or receivables. As of December 31, 1999, the total amount available to us under the Line of Credit was $56.7 million, of which approximately $43.6 million was outstanding, including approximately $1.8 million in letters of credit. We pay commitment fees to the lenders for the unused portion of the Line of Credit. These commitment fees are equal to 37.5 basis points per year times the average daily amount by which the maximum amount available under the Line of Credit exceeds the amount we have borrowed under the line.

        Interest on amounts outstanding under the Line of Credit is, at our option, equal to either (a) 87.5 basis points above the higher of the prime rate Wells Fargo Bank announces or the federal funds rate plus 50 basis points or (b) 225 basis points above the interest rate per annum at which Wells Fargo Bank offers deposits in dollars to prime banks in the London Eurodollar market. The aggregate amount of indebtedness outstanding under the Line of Credit at December 31, 1999 bore interest at the rate of 8.6%. We are required to maintain interest rate hedging arrangements for at least 50% of our Senior Funded Debt (as defined in the Line of Credit). However, this percentage may be reduced by the amount (expressed as a percentage) of the ratio of any permitted fixed rate indebtedness issued by the Company to the total Senior Funded Debt (as defined in the Line of Credit). We have a hedge on $40.0 million as of December 31, 1999. This hedging agreement is for the period July 21, 1997 through July 21, 2000 at a total cost of $136,000.

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

        The Line of Credit also contains certain restrictive covenants that require, among other things, us to maintain specific financial ratios and to satisfy certain financial tests. These include an Interest Coverage Ratio (as defined in the Line of Credit) as of the end of each quarter of not less than
1.85 to 1.00 and a Tangible Net Worth test (as defined in the Line of Credit) as of the end of each quarter of not less than $50 million, plus an amount equal to 75% of Net Income (as defined in the Line of Credit) earned in each quarter (with no deduction for a net loss in a quarter), plus an amount equal to 75% of the aggregate increases in stockholders' equity as a result of the sale of our capital stock. The breach of any of these covenants or other terms of the Line of Credit could result in a default under the Line of Credit, in which event the lenders could seek to declare all amounts outstanding under the Line of Credit, together with accrued and unpaid interest, to be immediately due and payable. At December 31, 1999, we were in compliance with these financial ratios and tests.

YEAR 2000

        The Company uses a number of computer programs across both its continuing and discontinued operations and has worked to resolve the potential impact of the Year 2000 on the ability of its computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the Year 1900 rather than the Year 2000 could result in error or system failures. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities which may have a material adverse effect on the Company's financial condition, results of operations or liquidity.

        Subsequent to the end of 1999, the Company's continuing and discontinued systems and operations are fully functioning and have not experienced any significant issues related to the Year 2000. While the Company is encouraged by the results of its Year 2000 efforts, monitoring for any potential problems will continue throughout 2000.

        Although the Company does not believe any continued exposure exists, for either its continuing or discontinued operations, the Company has a contingency plan for possible Year 2000 issues and will continue to update these plans based on assessments of any subsequent Year 2000 issues as additional information becomes available.

        CONTINUING OPERATIONS

        The travel systems utilized to conduct business are provided to each of our travel stores and our Internet business through global distribution systems
(GDS), operated by Sabre, Amadeus and Worldspan. Both Sabre, Amadeus and Worldspan are world leaders in the electronic distribution of travel-related products and services. GDS systems provide us with electronic booking systems and databases containing flight schedules and availability, and published fares information for approximately 400 airlines located throughout the world. We have received assurances from GDS that their systems are Year 2000 compliant and have noted no problems to date.

        Costs associated with the Year 2000 program for our continuing operations have been expensed as incurred, were funded from operating income and totaled less than $0.1 million. Subsequent to the end of 1999, the Company's continuing operations are fully functioning and have not experienced any significant issues related to the Year 2000.

        DISCONTINUED OPERATIONS

        In 1998, the Company engaged an outside consulting firm to help the Company evaluate, assess and make compliant the Company's material internally developed software with the Year 2000. The Company's internally developed code is the principal software used in the Company's discontinued operations to evaluate, process, approve, initiate and collect on loans in the Company's various finance portfolios.

        The Company completed the required software modifications and testing in the third quarter of 1999 for its discontinued operations. Costs associated with the Year 2000 program for the discontinued operations have been expensed as incurred, were funded from operating income of the discontinued operations and totaled approximately $0.8 million. Subsequent to the end of 1999, the Company's systems relating to discontinued operations are fully functioning and have not experienced any significant issues related to the Year 2000.

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

        CONTINUING OPERATIONS

        We derive substantially all of our revenue from continuing operations from a combination of: (1) sales of discounted air fares; (2) commissions on published fares for both domestic and travel to Latin America; and, (3) performance based compensation referred to "override commissions."

        We depend on our airlines for access to non-published fares for which we have no long-term or exclusive contracts. Our business could be hurt if the airlines we do business with (1) refuse to renew our contracts for non-published fares; (2) renew the contracts on less favorable terms; or, (3) cancel our contracts. Non-published fares are tickets we acquire from the airlines and resell to our customers at discounts off published fares. We have contracts with 11 airlines that permit us to acquire non-published fares. These contracts are typically for a short period, are cancelable on a short notice and do not require the airlines to provide us with a specific quantity of tickets or deal with us exclusively.

        A significant portion of our revenue depends on regular and override commissions paid to us by the airlines for bookings made through our travel stores and Internet sites. The airlines we do business with are not obligated to pay any specific commissions, or to pay commissions at all.

        Most recently, there has been a general trend by the airlines to reduce commissions paid to travel agents in order to reduce their distribution costs and many travel experts believe that airlines will eliminate all commissions in the near future. In response to these changes, many travel agencies, including us, have begun to charge service fees to their customers.

        Although our domestic travel business has been subject to the same downward trends on commission rates, our commission rates on tickets to Latin America, which account for 75% of our travel business, have not been subject to these general trends. From time to time, however, certain airlines have reduced commission rates on Latin American routes, but have generally reinstated them in order to meet competitive conditions. While we believe that the pressure on airlines to reduce their distribution costs will continue and eventually effect our present Latin American commission rates, we believe this trend will be implemented by the airlines more slowly, because our travel stores represent the airlines' primary distribution channel to Hispanics living in the United States. Despite this, we have begun to charge service fees in certain markets where commissions have been reduced and are prepared to introduce service charges throughout all of our travel stores should conditions warrant it.

        A large percentage of our travel business depends upon a limited number of airlines and our business could be hurt if any of these carriers temporarily curtail operations, were shut down, or went out of business. In November of 1999, Taesa Airlines, one of the major Mexican carriers, was shut down by the Mexican government and eventually was declared bankrupt. The suspension and ultimate cessation of Taesa Airlines had a significant adverse effect on our operations in the fourth quarter of 1999, our busiest travel season. Results for the first quarter of 2000 also will be adversely impacted until the Taesa route system is absorbed by other airline carriers. In response to the cessation of Taesa, Mexicana and Aeromexico, which are controlled by a common parent company, reduced commissions on routes from Tijuana to other parts of Mexico. To offset this decline in commissions, we have begun to charge our customers a service charge.

        DISCONTINUING OPERATIONS

        Our discontinued operations are exposed to interest rate risk in the form of variable interest rates on our Line of Credit. During 1999, the average interest rate charged on the Line of Credit which was $41.8 million at December 31, 1999, was 7.7% excluding commitment fees. We have hedged our interest rate risk by purchasing a hedge agreement in the nominal amount of $40.0 million. The interest rate hedge agreement caps our interest rate at 8.75% against $40.0 million of the $31.0 million of Libor based balance outstanding under the Line of Credit outstanding at December 31, 1999. The remaining $10.8 million was unprotected against interest rate fluctuations.

        Our discontinued operations have an interest rate risk exposure of 0.32% on the difference between the interest rate cap of 8.75% and the 8.43% average interest rate for 1999 on the $31.0 million of Libor outstanding under the $40.0 million hedge agreement. We have additional interest rate risk exposure on the $10.8 million amount outside of the interest rate hedge agreement. The Line of Credit agreement terminates on June 12, 2000, and the interest rate hedge agreement terminates on July 31, 2000.

        For an immediate 1.0% increase in interest rates, projected after-tax earnings would decline approximately $0.2 million in 2000 and $0.4 million in 2001. An immediate 1.0% rise in interest rates is a hypothetical rate scenario, used to estimate risk, and does not currently represent management's expectations of future market developments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" for our financial statements, and the notes thereto, and the financial statement schedules filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

        The Securities and Exchange Commission (the "SEC") allows us to "incorporate by reference" the information we file with them, which means that we can disclose important information to you by referring you to those documents. The information incorporated by reference is considered to be part of this Annual Report. We incorporate by reference in Items 10 to 13 below certain sections of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1999.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        We incorporate by reference in this Annual Report the information required by this Item 10 contained in the sections entitled "Discussion of Proposals Recommended by the Board -- Proposal 1: Elect Four Directors -- Nominees," "Information About Directors and Executive Officers," and "Information About CFAC Common Stock Ownership -- Did Directors, Executive Officers and Greater-Than-10% Stockholders Comply With Section 16(a) Beneficial Ownership Reporting in 1999?" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

        We incorporate by reference in this Annual Report the information required by this Item 11 contained in the sections entitled "Information About Directors and Executive Officers" and "Information About CFAC Common Stock Ownership -- Compensation Committee Interlocks and Insider Participation" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        We incorporate by reference in this Annual Report the information required by this Item 12 contained in the section entitled "Information About CFAC Common Stock Ownership" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We incorporate herein by reference in this Annual Report the information required by this Item 13 contained in the section entitled "Information About Directors and Executive Officers -- Certain Relationships and Related Transactions" of our definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after December 31, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        FINANCIAL STATEMENTS. Reference is made to the Index to Consolidated Financial Statements on page F-1 for a list of financial statements filed as part of this report.

        FINANCIAL STATEMENT SCHEDULES. All financial statement schedules, except for Schedule II, are omitted because of the absence of the conditions under which they are required to be provided or because the required information is included in the financial statements listed above and/or related notes.

        LIST OF EXHIBITS. The following is a list of exhibits filed as a part of this report, including any management contracts or compensatory plans or arrangements required to be filed as an exhibit to this report. Such management contracts or compensatory plans or arrangements are identified in the list below.

                                   DESCRIPTION

EXHIBIT NO.
-----------

   2.2(4) Agreement and Plan of Reorganization by and between Central Financial Acceptance Corporation and Mission Savings and Loan Association, a Federal Association, dated as of February 11, 1998.

   3.1(6) Certificate of Incorporation of Central Financial Acceptance Corporation, as amended.

   3.2(1)     By-laws of Central Financial Acceptance Corporation.

   10.1(6)+   1996 Stock Option Plan, as amended.

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

   10.42 Employment Agreement between Central Financial Acceptance Corporation and Gary M. Cypres dated as of July 14, 1999.

   21(5)      Subsidiaries of the Registrant.

   27         Financial Data Schedule.

--------

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

   (6) Incorporated by reference to the exhibits filed with the SEC in the Company's Quarterly Report Form 10-Q for the quarter ended June 30, 1999.

   + Management contract or compensatory plan or arrangement required to be filed as an exhibit.

   (b)        REPORTS ON FORM 8-K.

        The company filed a Current Report on Form 8-K on December 6, 1999 relating to a press release announcing the Board's approval of a plan to separate the Company's financial services and internet/travel components through the sale of the financial services business.

   (c) EXHIBITS. Reference is made to the Exhibit Index and exhibits filed as a part of this report.

   (d)        Additional financial statements.  Not applicable.

                                    GLOSSARY

        Set forth below are definitions of some of the terms used in this Annual Report on Form 10-K.

"ARC"                           Airline Reporting Corporation.
"Banner"                        Banner's Central Electric, Inc., an affiliate
                                of the Company.
"Consumer Product Portfolio"    The Company's portfolio of consumer product
                                contracts from sales by Banner.
"Company"                       Central Financial Acceptance Corporation and
                                its subsidiaries.
"Exchange Act"                  Securities Exchange Act of 1934, as amended.
"GDS"                           Global distribution systems
"Holdings"                      Banner Holdings, Inc., the sole shareholder of
                                Banner.
"Independent Retail             The Company's portfolio of consumer finance
  Finance Portfolio"            finance contracts from sales by independent
                                retailers.
"Line of Credit"                Revolving loan agreement by and among the
                                Company and Wells Fargo Bank, N.A., as agent,
                                and several banks.
"Mortgage Loan Portfolio"       The Company's portfolio of mortgage loan
                                contracts.
"Premium Finance Portfolio"     The Company's portfolio of insurance premium
                                finance contracts.
"SEC"                           The Securities and Exchange Commission.
"Securities Act"                Securities Act of 1933, as amended.
"Small Loan Portfolio"          The Company's portfolio of loan contracts.
"Travel Finance Portfolio"      The Company's portfolio of travel finance
                                contracts.
"Unruh Act"                     California Retail Installment Sales Act.
"West Coast"                    West Coast Private Equity Partners, L.P.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14 day of April 2000.

                                    CENTRAL FINANCIAL ACCEPTANCE CORPORATION

                                    By:          /s/ Gary M. Cypres
                                       -----------------------------------------
                                                    Gary M. Cypres
                                            Chairman of the Board of Directors

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


                SIGNATURE                                  TITLE                        DATE
                ---------                                  -----                        ----
 /s/ Gary M. Cypres                           Chairman of the Board of Directors   April 14, 2000
----------------------------------------         (Principal Executive Officer)
             Gary M. Cypres

/s/ Anthony S. Fortunato                                 President                 April 14, 2000
----------------------------------------
          Anthony S. Fortunato

/s/ Salvatore J. Caltagirone                             Director                  April 14, 2000
----------------------------------------
        Salvatore J. Caltagirone

/s/ Jose de Jesus Legaspi                                Director                  April 14, 2000
----------------------------------------
          Jose de Jesus Legaspi

/s/ William R. Sweet                                      Director                 April 14, 2000
----------------------------------------
            William R. Sweet

/s/ A. Keith Wall                                 Vice President and Chief         April 14, 2000
----------------------------------------              Financial Officer
              A. Keith Wall                     (Principal Financial Officer)


                                        EXHIBIT INDEX

                                         DESCRIPTION

EXHIBIT NO.
-----------

   2.2(4) Agreement and Plan of Reorganization by and between Central Financial Acceptance Corporation and Mission Savings and Loan Association, a Federal Association, dated as of February 11, 1998.

   3.1(6) Certificate of Incorporation of Central Financial Acceptance Corporation, as amended.

   3.2(1)     By-laws of Central Financial Acceptance Corporation.

   10.1(6)+   1996 Stock Option Plan, as amended.

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

   10.41(7) Amendment No. 3 to Revolving Loan Agreement, dated as of December 31, 1998, by and among the Company, the Lenders party thereto and Wells Fargo Bank, National Association as Agent.

   10.42 Employment Agreement between Central Financial Acceptance Corporation and Gary M. Cypres dated as of July 14, 1999.

   21(5)      Subsidiaries of the Registrant.

   27         Financial Data Schedule.

---------------------

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

   (6) Incorporated by reference to the exhibits filed with the SEC in the Company's Quarterly Report Form 10-Q for the quarter ended June 30, 1999.

   (7) Incorporated by reference to the exhibits filed with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

   + Management contract or compensatory plan or arrangement required to be filed as an exhibit.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                  PAGE
                                                                                  ----

 Report of Independent Public Accountants........................................   F-2
 CONSOLIDATED FINANCIAL STATEMENTS
   Consolidated Balance Sheets at December 31, 1999 and 1998.....................   F-3
   Consolidated Statements of Income for the Years Ended December 31, 1999,
      1998 and 1997..............................................................   F-4
   Consolidated Statements of Stockholders' Equity for the Years Ended
      December 31, 1999, 1998 and 1997...........................................   F-5
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,
      1998 and 1997..............................................................   F-6
   Notes to Consolidated Financial Statements....................................   F-7
 SCHEDULES SUPPORTING THE CONSOLIDATED FINANCIAL STATEMENTS
   Schedule II - Valuation and Qualifying Accounts...............................   F-19


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Central Financial Acceptance
Corporation:

We have audited the accompanying consolidated balance sheets of Central Financial Acceptance Corporation, a Delaware corporation, and subsidiaries, (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commissions rule and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

 Los Angeles, California
 March 31, 2000

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                     DECEMBER 31,
                                                          ------------------------------
                                                              1999              1998
                                                          ------------       -----------
ASSETS
  Cash .............................................      $  5,280,000       $ 8,295,000
  Prepaid expenses and other current assets ........           412,000           598,000
  Note receivable from affiliate ...................           889,000         2,478,000
  Income taxes receivable, net .....................         1,285,000         1,458,000
  Property and equipment, net ......................         4,939,000         2,667,000
  Intangible assets, net ...........................        10,925,000         6,294,000
  Net assets of discontinued operations ............        52,963,000        52,035,000
                                                          ------------       -----------
     TOTAL ASSETS ..................................      $ 76,693,000       $73,825,000
                                                          ============       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued expenses and other current liabilities ...      $  3,991,000       $ 3,171,000
  Deferred taxes ...................................           627,000           510,000
                                                          ------------       -----------
     Total liabilities .............................         4,618,000         3,681,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 5,000,000
     shares authorized; no shares outstanding ......                --                --
  Non-voting common stock, $.01 par value, 3,000,000
     shares authorized; no shares outstanding ......                --                --
  Common stock, $.01 par value, 20,000,000 shares
     authorized; 7,277,000 shares issued ...........            73,000            73,000
  Paid-in capital ..................................        47,903,000        47,903,000
  Retained earnings ................................        24,805,000        22,168,000
                                                          ------------       -----------
                                                            72,781,000        70,144,000
  Less treasury stock, 100,000 shares at cost ......          (706,000)               --
                                                          ------------       -----------
 Total stockholders' equity ........................        72,075,000        70,144,000
                                                          ------------       -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....      $ 76,693,000       $73,825,000
                                                          ============       ===========



        The accompanying notes are an integral part of these consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                           YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------------

                                                                     1999             1998             1997
                                                                 ------------       ----------      -----------

 REVENUES, NET ............................................      $ 14,270,000       $8,957,000      $ 8,733,000

 COSTS AND EXPENSES
 Selling and administrative expenses ......................        11,424,000        7,267,000        7,887,000
 Occupancy costs ..........................................         2,000,000        1,299,000        1,373,000
 Depreciation and amortization ............................           586,000          370,000          320,000
                                                                 ------------       ----------      -----------
    Total costs and expenses ..............................        14,010,000        8,936,000        9,580,000
                                                                 ------------       ----------      -----------
 Pretax income (loss) from continuing operations ..........           260,000           21,000         (847,000)
 Provision (benefit) for income taxes .....................           104,000            8,000         (339,000)
                                                                 ------------       ----------      -----------
 Income (loss) from continuing operations .................           156,000           13,000         (508,000)

 DISCONTINUED OPERATIONS
 Income from operations of discontinued
      operations net of applicable taxes (1) ..............         3,981,000        4,388,000        4,898,000
 Loss on disposal of discontinued operations,
      net of operating income during
      phase-out period, net of tax benefit (2) ............        (1,500,000)              --               --
                                                                 ------------       ----------      -----------
 Net income ...............................................      $  2,637,000       $4,401,000      $ 4,390,000
                                                                 ============       ==========      ===========

 PER SHARE DATA: (NOTE 4)
 Per Common share - Basic:
 Income (loss) from continuing operations .................      $       0.02       $     0.00      $     (0.07)
 Income from discontinued operations, net of taxes (1) ....              0.55             0.60             0.67
 Loss on disposal of discontinued operations,
      net of operating income during
      phase-out period, net of tax benefit (2) ............             (0.21)              --               --
                                                                 ------------       ----------      -----------
 Net income ...............................................      $       0.36       $     0.60      $      0.60
                                                                 ============       ==========      ===========

 Weighted average common shares outstanding ...............         7,248,000        7,277,000        7,277,000

 Per Common share - Diluted:
 Income (loss) from continuing operations .................      $       0.02       $     0.00      $     (0.07)
 Income from discontinued operations, net of taxes (1) ....              0.55             0.60             0.67
 Loss on disposal of discontinued operations,
      net of operating income during
      phase-out period, net of tax benefit (2) ............             (0.21)              --               --
                                                                 ------------       ----------      -----------
 Net income ...............................................      $       0.36       $     0.60      $      0.60
                                                                 ============       ==========      ===========

 Weighted average diluted common shares outstanding .......         7,261,000        7,277,000        7,277,000


(1) Taxes applicable to discontinued operations were $2,654,000, $2,925,000 and $3,160,000, respectively in 1999, 1998 and 1997.

(2) Represents loss on disposal of discontinued operations of $6,100,000 less estimated operating income from discontinued operations during phase-out period of $3,600,000, net of applicable tax benefit of $1,000,000.


        The accompanying notes are an integral part of these consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                           Common Stock                                          Treasury Stock
                                                       --------------------     Paid-in       Retained        ---------------------
                                        Total            Shares     Amount      Capital       Earnings        Shares       Cost
                                    ------------       ---------   --------   ------------   ------------     -------   -----------

 Balance, December 31, 1996 .....   $ 61,353,000       7,277,000   $ 73,000   $ 47,903,000   $ 13,377,000          --   $        --

 Net income .....................      4,390,000              --         --             --      4,390,000          --            --
                                    ------------       ---------   --------   ------------   ------------     -------   -----------
 Balance, December 31, 1997 .....     65,743,000       7,277,000     73,000     47,903,000     17,767,000          --            --

 Net income .....................      4,401,000              --         --             --      4,401,000          --            --
                                    ------------       ---------   --------   ------------   ------------     -------   -----------
 Balance, December 31, 1998 .....     70,144,000       7,277,000     73,000     47,903,000     22,168,000          --            --

 Purchase of treasury shares ....       (706,000)             --         --             --             --     100,000      (706,000)
 Net income .....................      2,637,000              --         --             --      2,637,000          --            --
                                    ------------       ---------   --------   ------------   ------------     -------   -----------
 Balance, December 31, 1999 .....   $ 72,075,000       7,277,000   $ 73,000   $ 47,903,000   $ 24,805,000     100,000   $  (706,000)
                                    ============       =========   ========   ============   ============     =======   ===========


        The accompanying notes are an integral part of these consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         YEARS ENDED DECEMBER 31,
                                                                                 -----------------------------------------
                                                                                    1999           1998           1997
                                                                                 -----------    -----------    -----------
CASH FLOWS FROM
      OPERATING ACTIVITIES
      Net income .............................................................   $ 2,637,000    $ 4,401,000    $ 4,390,000
          Less:  Income from discontinued operations .........................    (3,981,000)    (4,388,000)    (4,898,000)
          Add:  Loss on sale of discontinued operations ......................     1,500,000             --             --
                                                                                 -----------    -----------    -----------
          Income (loss) from continuing operations ...........................       156,000         13,000       (508,000)

      Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
          Depreciation and amortization ......................................       586,000        370,000        320,000
          Provision for deferred income taxes ................................       117,000        161,000        351,000
      Changes in assets and liabilities:
          Prepaid expenses and other current assets ..........................       185,000       (276,000)      (105,000)
          Accrued expenses and other current liabilities .....................       820,000        574,000     (2,610,000)
          Note receivable from affiliate .....................................     1,589,000      2,514,000     (4,992,000)
          Income taxes receivable ............................................       173,000       (673,000)    (1,737,000)
                                                                                 -----------    -----------    -----------
                 Net cash provided by (used in) operating
                     activities of continuing operations .....................     3,626,000      2,683,000     (9,281,000)
                                                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures, net ..............................................    (2,479,000)       (90,000)      (643,000)
      Acquisitions ...........................................................    (5,010,000)            --       (250,000)
                                                                                 -----------    -----------    -----------
                 Net cash used in investing
                     activities of continuing operations .....................    (7,489,000)       (90,000)      (893,000)
                                                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Purchase of treasury stock .............................................      (706,000)            --             --
                                                                                 -----------    -----------    -----------
                 Net cash used in financing
                     activities of continuing operations .....................      (706,000)            --             --
                                                                                 -----------    -----------    -----------

NET CASH PROVIDED BY DISCONTINUED OPERATIONS .................................     1,554,000      1,847,000      8,181,000
                                                                                 -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH ..............................................    (3,015,000)     4,440,000     (1,993,000)
CASH, BEGINNING OF YEAR ......................................................     8,295,000      3,855,000      5,848,000
                                                                                 -----------    -----------    -----------
CASH, END OF YEAR ............................................................   $ 5,280,000    $ 8,295,000    $ 3,855,000
                                                                                 ===========    ===========    ===========

CASH PAID DURING THE YEAR FOR
                 INTEREST ....................................................   $ 3,506,000    $ 3,857,000    $ 5,375,000
                 INCOME TAXES ................................................   $ 3,126,000    $ 1,933,000    $ 4,870,000


        The accompanying notes are an integral part of these consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND NATURE OF OPERATIONS

        Basis of Presentation -- Central Financial Acceptance Corporation ("CFAC" or the "Company") was formed in April 1996 and was a wholly owned subsidiary of Banner's Central Electric, Inc. ("Banner"). Banner was wholly owned by Banner Holdings, Inc. ("Holdings") and is a consumer products retailer that provides its customers with financing for the merchandise it sells. On June 24, 1996, CFAC, Banner and Holdings entered into an agreement (the "Reorganization Agreement") whereby Holdings contributed to Banner its investments in certain wholly owned subsidiaries, along with the subsidiaries' operations, (the "Holding Subsidiaries") and Banner contributed to CFAC its investments in the Holdings Subsidiaries and the finance portion of its consumer products business, and cash in such amount so as to leave CFAC with $500,000 of cash on hand. Pursuant to the Reorganization Agreement, the intercompany accounts between CFAC, Banner and Holdings that arose as a result of the Reorganization Agreement and from other transactions, except with respect to income taxes, were forgiven and reclassified as stockholders' equity.

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

       CFAC is a majority owned subsidiary of Holdings. In February of 1999 a plan of liquidation was adopted by Holdings whereby Holdings will distribute its ownership in CFAC to West Coast Private Equity Partners, ("West Coast"), the parent of Holdings.

       Nature of Operations - The Company primarily provides discount travel services, including airline tickets and other travel products to the leisure traveler. The travel product offerings are available primarily through the Company's retail stores in California, Arizona, Illinois, Nevada and Texas. In July 1999, the Company broadened its ticket distribution by (1) opening a toll-free telephone reservation and customer service center and (2) offering online airline ticket prices over the Internet at "www.4GreatFares.com" and "www.VuelaBarato.com." The Company's reservation center and customer service center are located at the Company's corporate headquarters.

       Discontinued Operations - On December 1, 1999, the Company announced that its Board of Directors had approved a plan to discontinue its consumer financial services business in order to focus its efforts on its Internet and travel business, (see Note 3). Accordingly, the consumer financial services business has been classified as discontinued operations in the consolidated financial statements for all periods presented.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

        The discontinued operations include (1) the purchase and servicing of consumer finance receivables generated by the Company's customers for purchases of high quality brand name consumer products, appliances and furniture sold by Banner, and by independent retailers; (2) the provision of small unsecured loans to its customers; (3) the origination and servicing of consumer finance receivables generated by the Company's customers for purchases of airline tickets; (4) the provision of insurance products and insurance premium financing for its customers; (5) the provision of financing for purchases of used automobiles sold by Banner through May 30, 1997 and by third parties; (6) the provision of income tax preparation services through December 31, 1999; (7) check cashing services and mortgage loan financing for its customers; and (8) purchase consumer product inventory which it holds under a consignment arrangement until sold by Banner. The majority of the Company's discontinued operations are focused in Southern California.


2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

        Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of Central Financial Acceptance Corporation and its wholly owned subsidiaries: Centravel, Inc., 4GreatFares.com, Inc., Central Installment Credit Corporation, Central Consumer Finance Company, Inc., CFAC Accident and Health Reinsurance Ltd., Central Financial Reinsurance Co., Ltd., Central Check Cashing, Inc., Central Income Tax Services, Inc., Central Financial Acceptance/Insurance Agency, Central Premium Finance Company, BCE Properties, Inc. and Central Banner, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Depreciation and amortization are computed primarily using the straight-line method over the estimated lives of the assets, as follows:

Furniture, equipment and software.............................. 5 to 10 years
Leasehold improvements......................................... Life of lease
Building improvements.......................................... 7 to 39 years

        Intangible Assets -- Intangible assets primarily arose in connection with the Company's acquisition of the net assets of certain travel businesses during 1996 and 1999. The excess of the purchase price over the fair value of net assets acquired is being amortized using the straight-line method over no more than 30 years. The recoverability of the excess of the purchase price over the fair value of net assets acquired is analyzed annually based on undiscounted future cash flows. If the carrying value of the intangible asset exceeds the estimated undiscounted future cash flows, an impairment loss would be recorded to reduce the asset's carrying value to its estimated fair value. No impairment loss on continuing operations was recorded during 1999, 1998 or 1997.

        Revenue Recognition - The Company recognizes revenues and commissions when earned, which is at the time the travel reservation is ticketed. Such revenues are reported net of an allowance for cancellations and refunds.Generally, ticket sales are nonrefundable and cancellations and refunds are not significant. Volume bonus and override commissions are recognized at the end of each monthly or quarterly measurement period once the specified target has been achieved.

        Income Taxes - Income tax expense includes income taxes payable for the current year and the change in deferred income tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or income tax returns. A valuation allowance is recognized to reduce the carrying value of the deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

        Advertising - The Company advertises primarily on Hispanic radio and newspapers. Additionally, the Company has contracted with Internet content providers to display banner ads for the Company on the content provider's web sites. All advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 1999, 1998 and 1997 were $868,000, $325,000 and
$619,000, respectively.

        Concentration of Credit Risk - The Company places its temporary cash and cash investments with high quality financial institutions. Management monitors the financial creditworthiness of these financial institutions. As of December 31, 1999, such investments were in excess of insured limits.

        Use of Estimates - The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Accounting for Stock Based Compensation - The Company has elected to continue to utilize the accounting method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), under which no compensation cost has been recognized, and adopt the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." As a result, SFAS No. 123 has no effect on the financial condition or results of operations of the Company at December 31, 1999, 1998 and 1997 (see Note 10 for required disclosures).

        Competition - The markets for the travel products and services offered by the Company are intensely competitive. The Company competes with both traditional distribution channels and online services. The Company currently or potentially competes with a variety of companies with respect to each product or service offered. The Company potentially faces competition from a number of large online services that have expertise in developing online commerce and in facilitating Internet traffic. Many competitors have significant competitive advantages. For example, airlines, hotels and other suppliers also sell their products and services directly to consumers and have established web sites. Internet directories, search engines and large traditional retailers have significantly greater operating histories, financial resources, customer bases, technical expertise, brand recognition and/or online commerce experience than the Company. In addition, certain competitors may be able to devote significantly greater resources than the Company to furthering their business.

        Dependence on Airline Industry and Certain Carriers - Sales of airline tickets from the Company's three largest airline suppliers accounted for approximately 48% of airline ticket revenue for the year ended December 31, 1999. As a result, currently the Company is substantially dependent upon the continued participation of these three airlines in order to maintain and continue to grow its total airline ticket revenues. In November of 1999, Taesa Airlines, one of the major Mexican carriers, was shut down by the Mexican government and eventually was declared bankrupt.

        Risks Associated with Brand Development - The Company intends to continue to pursue an aggressive brand-enhancement strategy, which will include mass market and multimedia advertising, promotional programs and public relations activities. To increase awareness of the Company's brand and expand it to a wide range of products and services, the Company will need to continue to spend significant amounts on advertising and promotions. These expenditures may not result in a sufficient increase in revenues to cover such advertising and promotional expenses.

        Reclassifications - Certain reclassifications have been made to previously reported amounts to conform to the current year presentation.

        Accounting Changes - In January 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 98-1 - "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") which provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company implemented SOP 98-1 during 1998. There was no material effect of such change on the accompanying consolidated financial statements. Costs incurred to develop and install management information systems have been capitalized and amortized over a period of five to seven years in accordance with the requirements of SOP 98-1.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

3. DISCONTINUED OPERATIONS

        On December 1, 1999, the Company announced that its Board of Directors had approved a plan to discontinue its consumer financial services business in order to focus its efforts on its Internet and travel business. Management anticipates that the sale or eventual wind down of the consumer financial services business will be completed by the end of 2000.

        In accordance with Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Company has presented the following lines of its consumer financial services business as discontinued operations: (1) the finance receivables business, which includes the following finance portfolios: Consumer Product Portfolio, Small Loan Portfolio, Travel Finance Portfolio, Independent Retail Finance Portfolio, Premium Finance Portfolio, Automobile Finance Portfolio and the Mortgage Loan Portfolio; (2) the check cashing business; (3) the insurance business including the Company's captive insurance company; (4) the income tax preparation business; and (5) the inventory consignment business. These businesses are reported as discontinued operations for all periods presented.

        The consolidated financial statements of the Company have been restated to reflect the pending disposition of the financial services businesses as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of these discontinued operations have been excluded from the respective captions in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and have been reported as "Income from operations of discontinued operations net of applicable taxes;" as "Loss on disposal of discontinued operations, net of operating income during phase-out period, net of tax benefit;" as "Net assets of discontinued operations," and as "Net cash provided by discontinued operations" for all periods presented.

        In connection with the Company's decision to discontinue operations of its financial services businesses, the Company recorded a write-down of $6.1 million against the assets of the discontinued operations. The write-down is reflected in the consolidated financial statements net of estimated income from operations of the discontinued operations during the phase-out period of $3.6 million, all net of a tax benefit of $1.0 million. The $6.1 million write-down on the discontinued operations includes: a write-down of fixed assets, $3.7 million; a write-down of goodwill, $1.1 million; and other valuation allowances and write-downs totaling $1.3 million.

        Management believes that net assets of discontinued operations represents a reasonable estimate of the net realizable value of such businesses. This estimate is subject to change based on market conditions, interest rates and other factors that could cause the ultimate amount to be significantly different.

        The operating results of the discontinued operations are summarized on the following page:

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

        The operating results of the discontinued operations are presented below:


                                                             YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------
                                                        1999           1998          1997
                                                    ------------    -----------   -----------
REVENUES
Interest income .................................   $ 22,568,000    $25,471,000   $30,312,000
Other income ....................................     14,488,000     12,422,000    12,927,000
                                                    ------------    -----------   -----------
  Total revenues ................................     37,056,000     37,893,000    43,239,000

EXPENSES
Operating expenses ..............................     17,808,000     17,968,000    17,457,000
Provision for credit losses, net ................      9,250,000      8,814,000    12,296,000
Interest expense ................................      3,363,000      3,798,000     5,428,000
                                                    ------------    -----------   -----------
  Total costs and expenses ......................     30,421,000     30,580,000    35,181,000

Income from operations of
      discontinued operations before taxes ......      6,635,000      7,313,000     8,058,000
Provision for income taxes ......................      2,654,000      2,925,000     3,160,000
                                                    ------------    -----------   -----------
Income from operations of
      discontinued operations ...................      3,981,000      4,388,000     4,898,000
 Loss on disposal of discontinued
      operations, net of operating income
      during phase-out period, net of tax benefit     (1,500,000)            --            --
                                                    ------------    -----------   -----------
 Net income of discontinued operations ..........   $  2,481,000    $ 4,388,000   $ 4,898,000
                                                    ============    ===========   ===========

        The net assets of the discontinued operations are presented below:


                                                  DECEMBER 31,
                                          --------------------------
                                             1999           1998
                                          -----------   ------------
 ASSETS
 Finance receivables, net .............   $85,194,000   $ 96,002,000
 Other assets, net ....................    13,278,000     11,652,000
                                          -----------   ------------
   Total assets .......................    98,472,000    107,654,000

 LIABILITIES
 Notes Payable ........................    41,800,000     52,000,000
 Accrued expenses and other liabilities     3,709,000      3,619,000
                                          -----------   ------------
   Total liabilities ..................    45,509,000     55,619,000
                                          -----------   ------------

 NET ASSETS OF DISCONTINUED OPERATIONS    $52,963,000   $ 52,035,000
                                          ===========   ============


            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

 4.  EARNINGS PER SHARE

        The following table presents a reconciliation of basic earnings per share and diluted earnings per share. Options to purchase 425,000 shares of common stock at prices ranging from $12.00-$18.25, were outstanding during the second half of 1997. Options to purchase 586,000 shares of common stock at a repriced value of $5.00-$12.00, which all expire on December 31, 2008, were outstanding at the end of 1998. Options to purchase 795,000 shares of common stock at a value of $5.00 to $12.00 were outstanding at the end of 1999. In 1999 options to purchase 781,000 shares of common stock were included in the calculation of diluted earnings per share because the option price was less than the average market price of the common shares. None of the options were included in the computation of diluted earnings per share during 1998 or 1997 because the options' exercise price was greater than the average market price of the common shares.

        Following is a reconciliation between basic and diluted earnings per share. All amounts except earnings per share are in thousands:



                                                                      YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------------------------------
                                                         1999                    1998                   1997
                                                  --------------------    -------------------   --------------------
                                                   Basic      Diluted      Basic     Diluted     Basic      Diluted
                                                  --------    --------    --------   --------   --------    --------
 Numerator
 Net income (loss) from continuing operations..   $    156    $    156    $     13   $     13   $   (508)   $   (508)
 Income from discontinued operations ..........      3,981       3,981       4,388      4,388      4,898       4,898
 Loss on disposal of discontinued operations ..     (1,500)     (1,500)         --         --         --          --
                                                  --------    --------    --------   --------   --------    --------
                                                  $  2,637    $  2,637    $  4,401   $  4,401   $  4,390    $  4,390
                                                  ========    ========    ========   ========   ========    ========

 Denominator
 Weighted average shares outstanding ..........      7,248       7,248       7,277      7,277      7,277       7,277
 Shares assumed issued on
      exercise of dilutive share equivalents ..         --          13          --         --         --          --
                                                  --------    --------    --------   --------   --------    --------
   Weighted average shares outstanding ........      7,248       7,261       7,277      7,277      7,277       7,277
                                                  --------    --------    --------   --------   --------    --------

 Basic and diluted earnings per share
 Net income (loss) from continuing operations..   $   0.02    $   0.02    $   0.00   $   0.00   $  (0.07)   $  (0.07)
 Income from discontinued operations ..........       0.55        0.55        0.60       0.60       0.67        0.67
 Loss on disposal of discontinued operations ..      (0.21)      (0.21)         --         --         --          --
                                                  --------    --------    --------   --------   --------    --------
   Earnings per share .........................   $   0.36    $   0.36    $   0.60   $   0.60   $   0.60    $   0.60
                                                  ========    ========    ========   ========   ========    ========

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

 5.  ACQUISITIONS

        During 1999, the Company completed the acquisition of the retail operations of 24 leased PanAmericana Travel Systems, Inc. travel stores located in Southern California, 10 leased TurAmerica Travel Systems, Inc., stores located in Central California and 4 leased travel locations from Viajes Latinos Travel located in the Dallas/Ft. Worth area for an aggregate purchase price of approximately $5.0 million. The purchase price was allocated to the net assets acquired based upon their estimated fair values. This allocation resulted in approximately $4.6 million of goodwill and $0.4 million of non-compete covenants.

        These acquisitions were accounted for as purchases and the results of their operations have been included since the applicable acquisition dates.


 6.  PROPERTY AND EQUIPMENT

               Property and equipment, net, consists of:


                                                DECEMBER 31,
                                          -----------------------
                                             1999         1998
                                          ----------   ----------
Land and building .....................   $4,333,000   $2,396,000
Improvements ..........................       86,000       35,000
Furniture, equipment and software .....      835,000      418,000
                                          ----------   ----------
                                           5,254,000    2,849,000
  Less: accumulated depreciation ......      315,000      182,000
                                          ----------   ----------
                                          $4,939,000   $2,667,000
                                          ==========   ==========


 7.  INTANGIBLE ASSETS

               Intangible assets, net, consists of:


                                                    DECEMBER 31,
                                              ------------------------
                                                 1999         1998
                                              -----------   ----------
Excess of purchase price over the
     fair value of net assets acquired ....   $11,432,000   $6,793,000
Non-compete agreements ....................       370,000           --
                                              -----------   ----------
                                               11,802,000    6,793,000
  Less: accumulated amortization ..........       877,000      499,000
                                              -----------   ----------
                                              $10,925,000   $6,294,000
                                              ===========   ==========

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

8. INCOME TAXES

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


        The provision for income taxes from continuing operations consists of the following:


                                          DECEMBER 31,
                             -----------------------------------
                                1999         1998         1997
                             ---------    ---------    ---------
CURRENT:
Federal ..................   $ (15,000)   $(113,000)   $(553,000)
State ....................       2,000      (39,000)    (138,000)
                             ---------    ---------    ---------
                               (13,000)    (152,000)    (691,000)
DEFERRED:
Federal ..................      98,000      109,000      269,000
State ....................      19,000       51,000       83,000
                             ---------    ---------    ---------
                               117,000      160,000      352,000

                             ---------    ---------    ---------
Provision for income taxes   $ 104,000    $   8,000    $(339,000)
                             =========    =========    =========

        A reconciliation of the provision for income taxes from continuing operations to the statutory rate is as follows:



                                                           DECEMBER 31,
                                                --------------------------------
                                                    1999        1998        1997
                                                --------    --------    --------

Federal income taxes at statutory rate ......       35.0%       35.0%       35.0%
State franchise taxes, net of federal benefit        5.0%        5.0%        5.0%
                                                --------    --------    --------
                                                    40.0%       40.0%       40.0%
                                                ========    ========    ========

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

        The tax effects of temporary differences giving rise to the deferred income tax assets and liabilities from continuing operations are as follows:


                                                   DECEMBER 31,
                                               ----------------------
                                                 1999         1998
                                               ---------    ---------
DEFERRED INCOME TAX ASSETS AND (LIABILITIES)

  Intangibles ..............................   $(744,000)   $(598,000)
  Fixed assets .............................       7,000      (40,000)
  Accrued expenses .........................      58,000       49,000
  State taxes, net .........................      52,000       79,000
                                               ---------    ---------
     Net deferred tax liabilities ..........   $(627,000)   $(510,000)
                                               =========    =========

 9.  RELATED PARTY TRANSACTIONS

        In connection with its formation, the Company, Banner and Holdings, entered into the Reorganization Agreement and certain other agreements (the "Financing Agreement," the "Option Agreement," and the "Operating Agreement").

        The Financing Agreement, as amended, grants the discontinued operations of the Company the exclusive right to provide financing to Banner customers for a term of fifteen years from the date of the Reorganization and provides that any contracts purchased pursuant to this Agreement will be at face value less a transaction fee, which is subject to renegotiation at six month intervals. The Financing Agreement, also allowed the Company to return to Banner $1.5 million and $0.2 million, respectively in 1998 and 1999 of previously purchased receivable contracts. The Company can terminate the Financing Agreement at any time upon one year's written notice to Banner. All unpaid amounts are due within 18 months and bear interest at the Company's borrowing rate.

        In the accompanying consolidated financial statements, through June 30, 1999, the transaction fee is computed based upon 2.5% of the net receivables written in the consumer product portfolio. On July 1, 1999, the transaction fee was changed to 1.75% of the net receivables written in the consumer product portfolio. On December 31, 1999, the transaction fee was discontinued.

         The Company had notes receivable of $0.9 million and $2.5 million outstanding at December 31, 1999 and 1998, respectively, which bore interest of 8.25% and 7.75% as of December 31, 1999 and 1998, respectively. Interest charged during 1999, 1998 and 1997 were $0.2 million, $0.4 million and $0.1 million, respectively. During various times in 1999 the Company had notes payable due Central Rents, Inc., ("Rents") an affiliate through common ownership. The balance at December 31, 1999 was zero and interest charged to the Company during 1999 was $0.6 million.

        The Operating Agreement provides, among other things, that Banner, Holdings or their affiliates are obligated to provide to the Company, and the Company is obligated to utilize, certain services, including accounting and management information systems. If such services involve an allocation of expenses, such allocation shall be made on a reasonable basis. To the extent that such services directly relate to the finance portion of the consumer products business contributed by Banner to the Company, or to the extent that other costs are incurred by Banner, Holdings or their affiliates that directly relate to the Company, the Company is obligated to pay Banner, Holdings or their affiliates; actual cost of providing such services or incurring such costs. Accounting expenses are allocated approximately 50% to the Company. The operating costs of Banner's management information systems function are allocated approximately 50% to the Company for a period of five years, subject to adjustment from time to time to reflect changing costs and usage. Except for management information systems services, the Operating Agreement continues until terminated by either the Company, Holdings or Banner upon one year's prior written notice. Termination may be made on a service-by-service basis or in total. Such allocated expenses totaled $1.2 million, $1.3 million and $1.4 million, respectively, for the years ended December 31, 1999, 1998 and 1997 and relate primarily to the discontinued operations of the Company.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

        The financial services segment of the discontinued operations has provided financing of airline tickets for the continuing operations of the travel business. Such tickets financed during the three years ended December 31, 1999, 1998 and 1997 totaled $9.5 million, $9.5 million and $11.3 million, respectively.

        In December 1999, the Company completed the sale of an improved real estate parcel to Central Rents, Inc., an affiliated company under common ownership, for $0.7 million. The Company had previously operated a travel store out of this location and will continue to do so under a lease agreement with Central Rents, Inc.


10. STOCK OPTION PLAN

        In connection with its initial public offering the Company adopted the 1996 Stock Option Plan, under which 700,000 shares of authorized common stock have been reserved for issuance pursuant to terms and conditions as determined by the Board of Directors. During 1999, the 1996 Stock Option Plan was amended to increase to 1,000,000 the number of shares reserved for issuance. The options have a maximum duration of ten years and are subject to certain vesting and cancellation provisions, and may not be granted at less than the market value of the Company's Common Stock on the date of grant of the option. During 1997, the Company had outstanding options to purchase 425,000 shares of stock at prices ranging from $12.00 to $18.25 per share. No shares were granted, exercised or forfeited during 1997. In 1998, an additional 161,000 shares, net of forfeitures of 58,000 shares, were issued at prices ranging from $5.00 to $12.00 per share. At December 31, 1998, options to purchase 586,000 shares were outstanding at a repriced value of $5.00 to $12.00. In 1999, an additional 209,000 shares, net of forfeitures of 79,000 shares, were issued at a price of $5.00 to $6.50 per share. No shares were exercised in 1999 or 1998. All options vest over a period of five years from issue date and expire 10 years after the issue date. Options exercisable were 105,000 and 3,000 as of December 31, 1999 and 1998, respectively.

        SFAS 123 defines a fair value based method of accounting for employee stock compensation plans, but allows for the continuation of the intrinsic value based method of accounting to measure compensation cost prescribed by Accounting Principles Board Opinion No. 25. For companies electing not to change their accounting, SFAS 123 requires pro-forma disclosures of earnings and earnings per share as if the change in accounting provision of SFAS 123 has been adopted.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

        Had compensation cost for this plan been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:




                                                                     1999             1998             1997
                                                                -------------    -------------    -------------
Income (loss) from continuing operations ....   As Reported     $     156,000    $      13,000    $    (508,000)
Net income ..................................   As Reported     $   2,637,000    $   4,401,000    $   4,390,000
Loss from continuing operations .............   Pro forma       $    (241,000)   $    (572,000)   $    (891,000)
Net income ..................................   Pro forma       $   2,240,000    $   3,816,000    $   4,007,000

Per Common share - Basic:
Income (loss) from continuing operations ....   As Reported     $        0.02    $        0.00    $       (0.07)
Net income ..................................   As Reported     $        0.36    $        0.60    $        0.60
Loss from continuing operations .............   Pro forma       $       (0.03)   $       (0.08)   $       (0.12)
Net income ..................................   Pro forma       $        0.31    $        0.52    $        0.55

Per Common share - Diluted:
Income (loss) from continuing operations ....   As Reported     $        0.02    $        0.00    $       (0.07)
Net income ..................................   As Reported     $        0.36    $        0.60    $        0.60
Loss from continuing operations .............   Pro forma       $       (0.03)   $       (0.08)   $       (0.12)
Net income ..................................   Pro forma       $        0.31    $        0.52    $        0.55




        The fair value of each option grant is estimated on the date of grant using an option pricing model with the following weighted average assumptions used for grants: dividend yield of 0.0%, expected volatility of 68.4%, risk free interest rate of 5.5% and lives of five years. The weighted average remaining contractual life is 9.4 years. The weighted average exercise price of the options at December 31, 1999, 1998 and 1997 was $5.05, $6.82 and $14.40,
respectively.


11. SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

        During 1996, the Company adopted a Supplemental Executive Retirement Plan (the "SERP Plan") which will provide supplemental retirement benefits to certain key management employees. To vest in the SERP Plan, an employee must have at least ten years of service with the Company, including five years subsequent to the adoption of the plan.

        The unfunded Supplemental Executive Retirement Plan expense for the years ended December 31, 1999, 1998 and 1997, amounted to approximately $77,000 each year.


12. COMMON STOCK REPURCHASE PROGRAM

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

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

13. BENEFIT PLAN

        The Company adopted a defined contribution 401(k) savings plan (the "Plan") in February of 1999, covering all employees who are at least 21 years of age and have completed 6 months of service. The Plan allows eligible employees to contribute up to 20% of their eligible earnings, subject to a statutorily prescribed annual limit. The Company may make matching contributions on a discretionary basis to the Plan. All participants are fully vested in their contributions and investment earnings. During the year ended December 31, 1999 the Company did not make any matching contributions to the Plan.

14. COMMITMENTS AND CONTINGENCIES

        Aggregate minimum lease commitments under the Company's real property and equipment leases as of December 31, 1999 are as follows:


YEARS ENDED DECEMBER 31,

2000 ...................................   $ 1,976,000
2001 ...................................     1,457,000
2002 ...................................       894,000
2003 ...................................       343,000
2004 ...................................       173,000
Beyond 2004 ............................        25,000
                                           -----------
                                           $ 4,868,000
                                           ===========


        Aggregate rental expense for the years ended December 31, 1999, 1998 and 1997 were $1,750,000, $1,276,000 and $1,546,000, respectively.

        The Company has an employment agreement with the Chairman of the Board of Directors for a period of five years, expiring in June 2004, at an annual base salary of $245,000 in 2000, $270,000 in 2001, $295,000 in 2002, $320,000 in
2003 and $345,000 in 2004 with eligibility to participate in the Company's executive compensation plans. Any changes to the agreement require approval of the Board of Directors.

        The Company is from time to time involved in routine litigation incidental to the conduct of its business. Management of the Company believes that litigation currently pending will not have a material adverse effect on the Company's financial position or results of operations.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

        The following valuation accounts are included in net assets of discontinued operations in the accompanying consolidated balance sheets:



                                        RESERVE FOR
                                          LOSS ON       ALLOWANCE
                                        DISCONTINUED     FOR BAD
                                         OPERATIONS       DEBTS
                                       ------------   -------------

Balance, December 31, 1996 .........   $         --   $  6,786,000
         Charges to expense ........             --     13,192,000
         Write-offs ................             --    (12,143,000)
                                       ------------   ------------

Balance, December 31, 1997 .........             --      7,835,000
         Charges to expense ........             --     10,138,000
         Write-offs ................             --    (13,324,000)
                                       ------------   ------------

Balance, December 31, 1998 .........             --      4,649,000
         Charges to expense ........        800,000     10,595,000
         Write-offs ................             --    (10,595,000)
                                       ------------   ------------

Balance, December 31, 1999 .........   $    800,000   $  4,649,000
                                       ============   ============



                                   * * * * * *