Form 10-K/A
period 1999-12-31
CENTRAL FINANCIAL ACCEPTANCE CORP
filed 2000-04-26
CIK 1012483

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 26, 2000.

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

Number of shares outstanding of the Registrant's Common Stock, as of March 31, 2000: 7,177,000.

                                TABLE OF CONTENTS                                         PAGE

                                    PART III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT...................................3

               Executive Officers and Key Employees.........................................4

               Section 16(a) Beneficial Ownership Reporting Compliance......................4

ITEM 11.  EXECUTIVE COMPENSATION............................................................5

               Summary Compensation Table...................................................6

               Option Grants in Last Fiscal Year............................................7

               Aggregated Option Exercises in Fiscal Year 1999 and Fiscal Year-End
               Option Values................................................................8

               Employment Agreements........................................................8

               Supplemental Executive Retirement Plan.......................................9

               Pension Plan Table...........................................................9

               Compensation Committee Interlocks and Insider Participation..................9

               Director Compensation.......................................................10

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................12

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................13

               Financing Agreement.........................................................13

               Operating Agreement.........................................................13

               Tax Sharing Agreement.......................................................14

               Indemnification Agreements..................................................14

SIGNATURES.................................................................................16

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


DIRECTORS

        The following are the biographies of Central Financial Acceptance Corporation's ("CFAC" or the "Company") current directors. There are no arrangements or understandings among any of the directors or any other person relating to their election as directors.


      NAME AND AGE                PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE
-----------------------------   ------------------------------------------------
Gary M. Cypres           (56)   Mr. Cypres has been the Company's Chairman of
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

Salvatore J. Caltagirone (57)   Mr. Caltagirone has been a director of the
                                Company since September 1997. Mr. Caltagirone
                                has been retired since October 1994. From the
                                Fall of 1990 to October 1994, he was an employee
                                of G.M. Cypres & Company. From March 1987 to
                                June 1990, he was employed as the Managing
                                Director of Henley Group.

Jose de Jesus Legaspi    (47)   Mr. Legaspi has been a director of the Company
                                since July 1996. Since 1980, Mr. Legaspi has
                                been a principal of and broker at The Legaspi
                                Company, a full service commercial real estate
                                brokerage firm. In addition, since 1992, Mr.
                                Legaspi has been a principal of the FINCA
                                Property Management Company, a residential and
                                commercial real estate management company. Mr.
                                Legaspi is also a Commissioner of the Los
                                Angeles Department of Water and Power.

William R. Sweet         (62)   Mr. Sweet has been a director of the Company
                                since September 1997. In July 1996, Mr. Sweet
                                retired from his position of Executive Vice
                                President -- Wholesale Banking at Union Bank of
                                California, N.A., a position he had held since
                                July 1985. Mr. Sweet currently serves as a
                                trustee of Berkeley Capital Management Funds.

EXECUTIVE OFFICERS AND KEY EMPLOYEES


        These are the biographies of the Company's current executive officers, except for Mr. Cypres, the Chairman, whose biography is included above under "Directors." There are no arrangements or understandings among these individuals relating to their election as officers.

      NAME AND AGE                PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE
-----------------------------   ------------------------------------------------
Anthony S. Fortunato     (51)   Mr. Fortunato has been the Company's President
                                since March 18, 1998. From October 18, 1996 to
                                March 18, 1998, Mr. Fortunato was our Executive
                                Vice President of Operations. Prior to joining
                                the Company Mr. Fortunato was Executive Vice
                                President of Citibank, F.S.B. California from
                                November 1993 to October 1996, and Vice
                                President of Citibank, N.A./Citicorp from
                                September 1976 to November 1993.

Edward Valdez            (48)   Mr. Valdez has been the Company's Senior Vice
                                President of Credit since its formation, Senior
                                Credit Manager of the consumer product finance
                                business since 1986, Senior Credit Manager of
                                the small loan business since November 1992 and
                                Senior Vice President of Operation since 1998.
                                Mr. Valdez has been working for the Company or
                                its predecessors for over 30 years.

Alan E. Scheneman        (48)   Mr. Scheneman resigned from CFAC on April 7,
                                2000. Mr. Scheneman was the Company's Senior
                                Vice President since its formation. Mr.
                                Scheneman joined our consumer product finance
                                business in 1992 as Vice President of Management
                                Information Services. From 1988 to 1992, Mr.
                                Scheneman was the director of Product
                                Development at JDA Software Services where, in
                                1989, he managed the implementation of our
                                management information system.

A. Keith Wall            (47)   Mr. Wall has been the Company's Vice
                                President and Chief Financial Officer since July
                                1998. From June 1996 to July 1998, Mr. Wall was
                                Vice President and Chief Financial Officer of
                                Central Rents, Inc., an affiliate of the
                                Company. From July 1995 to March 1996, Mr. Wall
                                was Vice President and Controller of Thorn
                                Americas, Inc., and from January 1994 to July
                                1995, the Vice President and Chief Financial
                                Officer of Remco America, Inc.

        Set forth below are biographies of certain other significant employees of the Company.

      NAME AND AGE                PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE
-----------------------------   ------------------------------------------------
Stephen J. Olmon         (45)   Mr. Olmon has been the President of the
                                Company's travel division, Centravel, Inc.,
                                since joining the Company on May 10, 1999. Prior
                                to joining the Company, Mr. Olmon was Vice
                                President and General Manager of Maritz Travel
                                Company, Western Region from 1997 to 1998 and
                                Vice President Maritz Travel Company from 1974
                                to 1997.

Marvin A. Torres         (38)   Mr. Torres has been President of the Company's
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


None of the directors or officers are related to each other by blood or marriage and none of the directors or officers are involved in any legal proceedings as described in Section 401(f) of regulation S-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and greater-than-10% stockholders to file reports with the SEC reflecting changes in their beneficial ownership of CFAC stock and to provide us with copies of the reports. Based on our review of these reports and of certifications furnished to us involving the purchase of CFAC stock, except for A. Keith Wall who filed one late report on Form 4, we believe that all of these reporting persons complied with their filing requirements for 1999

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth information concerning compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and the five other most highly compensated executive officers of the Company and its subsidiaries who received salary and bonus in excess of $100,000 in 1999 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                             Long-Term
                                                        Annual Compensation (1)             Compensation
                                                 -----------------------------------           Awards             All Other
Name and Principal Position                      Year         Salary           Bonus        Options/SARS       Compensation
---------------------------                      ----         ------           -----        ------------       ------------
Gary M. Cypres(2)                                1999        $227,291        $ 30,000         180,000(7)        $ 77,000(10)
       Chairman of the Board, and Chief          1998        $191,875        $    500         120,000           $ 77,000
       Executive Officer                         1997        $175,000        $    500              --           $ 77,000

Anthony Fortunato(3)                             1999        $275,000        $    500              --                 --
       President                                 1998        $255,208        $    500         120,000(8)              --
                                                 1997        $230,000        $    500              --                 --

Gerard T. McMahon(4)                             1999        $173,496        $     --              --                 --
       Former Executive Vice President of        1998        $160,000        $    500          30,000(9)              --
       Credit and Collections                    1997        $160,000        $    500              --                 --

Alan E. Scheneman(5)                             1999        $148,250        $     --              --                 --
       Senior Vice President Management          1998        $142,000        $    500          32,000                 --
       Information Systems                       1997        $131,167        $ 14,000              --                 --

A. Keith Wall(6)                                 1999        $145,000        $    500              --                 --
       Vice President and Chief                  1998        $     --        $     --          30,000                 --
           Financial Officer                     1997        $     --        $     --              --                 --

Edward Valdez                                    1999        $105,000        $ 15,000              --                 --
       Senior Vice President of Credit           1998        $ 98,750        $  2,519          32,000(7)              --
                                                 1997        $ 95,000        $    500              --                 --


(1) Certain of our executive officers receive benefits in addition to salary and cash bonuses. The aggregate amount of such benefits, does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus of such Named Executive.

(2) Mr. Cypres also served as president until Mr. Fortunato assumed such position in March 1998 and as Chief Financial Officer until Mr. Wall assumed such position in July 1998.

(3) Mr. Fortunato joined CFAC in October 1996. Mr. Fortunato served as Executive Vice President of Operations until he was appointed President in March 1998.

(4)  Mr. McMahon left CFAC on July 1, 1999.

(5)  Mr. Scheneman resigned from CFAC on April 7, 2000.

(6) Mr. Wall joined CFAC in July 1998. Mr. Wall was previously employed as Vice President Chief Financial Officer of Central Rents, Inc., an affiliate of CFAC, and his compensation for all of 1998 was paid by Central Rents, Inc.

(7) Consists of 80,000 options granted on April 21, 1999 and 100,000 options granted on July 14, 1999, both at $5.00 per share. The market price on April 21, 1999 was $4.38 and the market price on July 14, 1999 was $4.00 per share.

(8) Consists of options regranted at an exercise price of $5.00 per share on December 1, 1998.

(9) Consists of options regranted at an exercise price of $12.00 per share on March 4, 1998.

(10) Represents amounts accrued under the Supplemental Executive Retirement Plan for Mr. Cypres.

        The following table sets forth information concerning stock options granted to Mr. Cypres during 1999. No other Named Executive Officers received stock options during 1999.


                        OPTION GRANTS IN LAST FISCAL YEAR


                                           Individual Grants
                           ---------------------------------------------------------     Potential Realizable Value
                                            Percent of                                     at Assumed Annual Rates
                           Number of       Total Options                                  of Stock Appreciation for
                           Securities       Granted to                                        Option Term (1)
                           Underlying        Employees       Exercise     Expiration     ---------------------------
     Name                  Granted (2)        in 1999        Price (3)       Date             5%             10%
----------------           ------------     -----------      --------     ----------     ------------    -----------
Gary M. Cypres              80,000  (4)         27.8%         $ 5.00       04/21/09        170,113         507,810
                           100,000  (5)         34.8%         $ 5.00       07/14/09        151,558         537,497

-----------------------------------

(1) The amounts shown are hypothetical gains based on the indicated assumed rates of appreciation of the common stock, compounded annually over a ten-year period and assuming that the closing price was the market value of the grant. The actual value (if any) that an executive officer receives from a stock option will depend upon the amount by which the market price of our common stock will appreciate at any particular rate or at all in future years.

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

(4)     Represents options granted on April 21, 1999 at $5.00 per share.

(5)     Represents options granted on July 14, 1999 at $5.00 per share.

        The following table sets forth the number and value stock options held by the Named Executive Officers at December 31, 1999. No stock options were exercised by the Named Executive Officers during 1999.

                AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1999
                       AND FISCAL YEAR-END OPTION VALUES


                                                                 Number of Securities                    Value of Unexercised
                                                                Underlying Unexercised                       In-the-Money
                               Shares                            Options at 12/31/99                   Options at 12/31/99 (1)
                              Acquired        Value       -----------------------------------     ----------------------------------
          Name               On Exercise     Realized      Exercisable       Unexercisable          Exercisable      Unexercisable
--------------------------  --------------  -----------   ---------------   -----------------     ---------------  -----------------
Gary M. Cypres                          -            -            40,000             260,000             $ 95,000          $ 617,500

Anthony S. Fortunato                    -            -            24,000              96,000             $ 57,000          $ 228,000

Alan E. Scheneman                       -            -             6,400              25,600             $ 15,200           $ 60,800

Edward Valdez                           -            -             6,400              25,600             $ 15,200           $ 60,800

A. Keith Wall                           -            -             6,000              24,000             $ 14,250           $ 57,000


------------------------------------------

(1) The stock price of the Company at December 31, 1999 was $7.375. All shares indicated above are exercisable at $5.00 per share once vested.

EMPLOYMENT AGREEMENTS

        Gary M. Cypres. In July of 1999, we entered into a new employment agreement with Mr. Cypres. Under the agreement, Mr. Cypres will serve as our Chairman of the Board for a period of five years at a base salary of $245,000 for the period from September 16, 1999 to September 15, 2000, and then receive yearly increases of $25,000 per annum until September 15, 2004. Mr. Cypres' employment agreement also provides that he will participate in our defined benefit Supplemental Executive Retirement Plan (the "SERP Plan") and be credited with nine and one-half years of service for his contribution to us since 1991 when we were acquired by our current management.

         If Mr. Cypres is terminated "for cause," which definition generally includes termination due to his willful failure to perform his duties under the employment agreement, Mr.Cypres' personal dishonesty or breach of his fiduciary duties or the employment agreement, then the Company will be obligated to pay him only his base salary up to the date upon which we notify him of his termination "for cause." If Mr. Cypres is terminated without "cause," becomes disabled or dies, then the Company will be obligated to pay him or his estate, commencing immediately, a lump sum payment equal to his base salary for the remaining term of the employment agreement and to pay him or his estate under the SERP Plan as if he had worked to his normal retirement date, which the employment agreement provides is December 31, 2000.

        Mr. Cypres has agreed not to solicit our employees or compete with the Company in any manner following his resignation or termination from the Company for any period for which he has received a lump sum in accordance with his employment agreement, which period shall be no less than 12 months.

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

        Benefits are equal to a targeted percentage of final average compensation as determined by the board of directors upon selection of the employee to participate in the SERP Plan. In no case will the rate exceed fifty percent (50%) of the final average compensation as of the date of the participant's retirement or termination of employment, multiplied by the ratio of the actual years of service as of the applicable event to the participant's years of service projected to the participant's normal retirement date (the first day of the month after the participant attains age 60). A vested participant who terminates employment at or after his normal retirement date will receive the full targeted percentage of his final average compensation. The SERP Plan benefit is reduced, however, by the annuity value of the participant's benefit under the Profit Sharing Plan. At December 31, 1999, only Mr. Cypres was a participant in the SERP Plan.

        The following table shows the estimated annual retirement benefits that would be payable under the SERP Plan upon a participant's normal retirement date on a straight life annuity basis, before any applicable offset for benefits received under the Profit Sharing Plan.


                               PENSION PLAN TABLE


                                                            YEARS OF SERVICE
                                          ----------------------------------------------------
REMUNERATION                                 10        15         20       25       30 OR MORE
------------                              --------  --------   --------  -------    ----------
 $175,000.............................    $ 87,500  $ 87,500   $ 87,500  $ 87,500   $  87,500
  200,000.............................     100,000   100,000    100,000   100,000     100,000
  225,000.............................     112,500   112,500    112,500   112,500     112,500
  250,000.............................     125,000   125,000    125,000   125,000     125,000


    As of December 31, 1999, Mr. Cypres was fully vested under the SERP Plan.


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

DIRECTOR COMPENSATION

        In 1999, we paid our non-employee directors an annual fee of $15,000 for board and committee meetings. Mr. Cypres, our Chairman, however, received no fees for serving as a director. In addition, the compensation committee may in its sole discretion grant to our non-employee directors options to purchase shares of CFAC common stock. All options granted to non-employee directors vest in equal annual installments over five year periods beginning on the date of grant, subject to continued service on the board of directors. We have entered into agreements with all directors pursuant to which we have agreed to indemnify them against certain claims arising out of their services as directors. Directors are also entitled to the protection of certain indemnification provisions in our Certificate of Incorporation and Bylaws.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table shows, as of April 13, 2000, all persons or entities we know to be "beneficial owners" of more than five percent of our common stock
(1). This information is based on Schedules 13D and 13G reports filed with the SEC by each of the persons and entities listed in the table below. If you wish, you may obtain these reports from the SEC.


                                                               COMMON STOCK
                                                            BENEFICIALLY OWNED(1)
                                                         ---------------------------
                                                          NUMBER OF       PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER(2)                   SHARES(3)        CLASS(4)
--------------------------------------------------       -----------      ----------
Gary M.Cypres(5) .................................        5,292,500        73.3%
Banner Holdings, Inc.(6) .........................        5,150,000        71.8%
West Coast Private Equity Partners, L.P.(6) ......        5,150,000        71.8%
Wellington Management Company, LLP(7) ............          684,200         9.5%

----------------------

(1) "Beneficial ownership" is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. So, for example, you "beneficially" own CFAC common stock not only if you hold it directly, but also if you directly or indirectly (through a relationship, a position as a director or trustee, or a contract or understanding), have (or share) the power to vote the stock, to invest it, to sell it or you currently have the right to acquire it or the right to acquire it within 60 days of April 13, 2000.

(2) The address for Mr. Cypres, Banner Holdings, Inc. ("Holdings") and West Coast Private Equity Partners, L.P ("West Coast") is 5480 East Ferguson Drive, Commerce, California 90022, and the address for Wellington Management Company, LLP, ("WMC") is 75 State Street, Boston, Massachusetts 02109.

(3) Except as otherwise noted below, each person and entity named in the table directly or indirectly has sole voting and investment power with respect to the shares shown which each such person or entity beneficially owns.

(4) Shares of CFAC common stock issuable upon exercise of stock options exercisable within 60 days of April 13, 2000 are considered outstanding for computing the percentage of the person or entity holding those options but are not considered outstanding for computing the percentage of any other person or entity.

(5) Consists of 5,150,000 shares held of record by Holdings, 77,500 shares held directly by Mr. Cypres, 12,500 shares owned by Mr. Cypres' spouse and 12,500 shares held by or in trust by Mr. Cypres and his spouse for their children. An additional 40,000 shares is included representing options exercisable within 60 days of April 13, 2000. Of the 5,292,500 shares, Mr. Cypres shares voting and investment power of 25,000 shares with his spouse and 5,150,000 shares with West Coast.

(6) Holdings is the record owner of 5,150,000 shares. West Coast controls Holdings and beneficially owns 5,150,000 shares through its control of Holdings. Mr. Cypres is Chairman of the Board, Chief Executive Officer and President of Holdings and managing general partner of West Coast. He controls CFAC through West Coast.

(7) Based on a Schedule 13G filed with the SEC on February 11, 2000. These shares are held of record by WMC's clients. Of the 684,200 shares, WMC shares the power to vote 436,000 of these shares and shares the power to dispose of all these shares in its capacity as investment advisor to these clients.

        The following table shows, as of April 13, 1999, the CFAC common stock that our directors and executive officers beneficially own and those shares of common stock owned by all executive officers and directors as a group.

                                                              COMMON STOCK
                                                          BENEFICIALLY OWNED(1)
                                                       --------------------------
            NAME OF BENEFICIAL OWNER                    NUMBER OF      PERCENT OF
                                                        SHARES(2)       CLASS(3)
            ----------------------------------------   -------------   ----------
            Gary M. Cypres(4).......................      5,292,500      73.3%
            Anthony S. Fortunato (5)................         29,500     *
            Edward Valdez (6).......................          8,500     *
            A. Keith Wall (7).......................          7,000     *
            Alan E. Scheneman (8)...................          6,400     *
            William R. Sweet (9)....................          3,800     *
            Jose de Jesus Legaspi (10)..............          2,800     *
            Salvatore J. Caltagirone (10)...........          2,800     *
            All directors and executive officers as
            a group (8 persons)(11).................      5,353,300      73.7%

----------------------

*   Less than 1%.

(1)   See footnote 1 in table included above at page 11.

(2) Except as otherwise noted below, each individual named in the table directly or indirectly has sole voting and investment power with respect to the shares shown which each such individual beneficially owns.

(3) Shares of CFAC common stock issuable upon exercise of stock options exercisable within 60 days of April 13, 2000 are considered outstanding for computing the percentage of the person holding those options but are not considered outstanding for computing the percentage of any other person.

(4) Consists of 5,150,000 shares held of record by Holdings, 77,500 shares held directly by Mr. Cypres, 12,500 shares owned by Mr. Cypres' spouse and 12,500 shares held by or in trust by Mr. Cypres and his spouse for their children. An additional 40,000 shares is included representing options exercisable within 60 days of April 13, 2000. Of the 5,292,500 shares, Mr. Cypres shares voting and investment power of 25,000 shares with his spouse and 5,150,000 shares with West Coast.

(5) Consists of 5,500 shares directly owned by Mr. Fortunato and 24,000 shares issuable upon exercise of stock options exercisable within 60 days of April 13, 2000.

(6) Consists of 2,100 shares directly owned by Mr. Valdez and 6,400 shares issuable upon exercise of stock options exercisable within 60 days of April 13, 2000.

(7) Consists of 1,000 shares directly owned by Mr. Wall and 6,000 shares issuable upon exercise of stock options exercisable within 60 days of April 13, 2000.

(8) Consists of 6,400 shares issuable upon exercise of stock options exercisable within 60 days of April 13, 2000.

(9) Consists of 1,000 shares directly owned by Mr. Sweet and 2,800 shares issuable upon exercise of stock options exercisable within 60 days of April 13, 2000.

(10) Consists of 2,800 shares issuable upon exercise of stock options exercisable within 60 days of April 13, 2000.

(11) Consists of 91,200 shares issuable upon exercise of stock options exercisable within 60 days of April 13, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

        During the term of the Financing Agreement, as long as Banner originates its consumer finance receivables, we will have the right to purchase consumer finance receivables at face value less a transaction fee. This transaction fee is subject to renegotiation at six month intervals to reflect our costs associated with providing financing under the Financing Agreement. Through June 30, 1999, the transaction fee was computed based upon 2.5% of the net receivables written in the consumer product portfolio. On July 1, 1999, the transaction fee was changed to 1.75% of the net receivables written in the consumer product portfolio. On December 31, 1999, the transaction fee was discontinued.

        As a result of increasing delinquencies in the Consumer Product Portfolio, the Financing Agreement was amended, effective July 1, 1997, to permit us for the year ended December 31, 1997 to return to Banner up to $5.8 million of the balance of the Consumer Product Portfolio at December 31, 1996. In 1998, the Financing Agreement was again amended and allowed Banner to repurchase $1.5 million in the year ended December 31, 1998. In 1999 Banner repurchased $0.2 million of the Consumer Product Portfolio. Banner does not charge us for the space we occupy in its locations in recognition of the value provided by the presence of our financial products and services in its retail locations.

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

               Management and Other Services. The Operating Agreement provides that Banner, Holdings or their affiliates are obligated to provide to us, and we are obligated to use certain services, including accounting, management information systems and employee benefits. Except for management information systems, these arrangements will continue until terminated by us, Banner, Holdings or such affiliate upon one-year's prior written notice. Termination may be made on a service-by-service basis or in its entirety. To the extent that such services directly relate to the finance portion of the consumer products business Banner contributes to us, or to the extent that Banner, Holdings or their affiliates incur other costs that directly relate to us, we are obligated to pay Banner's, Holdings' or their affiliates' actual cost of providing such services or incurring such costs. Employee benefit expenses are allocated to us based on the ratio of actual employer payroll expenses in the consumer products business Banner contributes to us compared to total actual payroll expenses of Banner before such allocation. Accounting expenses are allocated 50% to us. The operating costs of Banner's management information systems function are allocated initially 50% to us for a period of five years, subject to adjustment from time to time to reflect changing costs and usage. Such allocated expenses totaled $1.2 million in 1999, $1.3 million in 1998, and $1.4 million in 1997. It is anticipated that the cost allocated to us in the year ending December 31, 2000 will be significantly increased to reflect our increasing use of the management information system and the cost of providing the service.

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

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26 day of April 2000.

                                      CENTRAL FINANCIAL ACCEPTANCE CORPORATION

                                      By:       /s/ Gary M. Cypres
                                          --------------------------------------
                                                    Gary M. Cypres
                                            Chairman of the Board of Directors