Form 10-Q
period 2000-03-31
CENTRAL FINANCIAL ACCEPTANCE CORP
filed 2000-05-15
CIK 1012483

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 15, 2000.
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

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

Number of shares outstanding of the Registrant's Common Stock, as of May 15, 2000: 7,177,000

                    CENTRAL FINANCIAL ACCEPTANCE CORPORATION

                                    FORM 10-Q


                                      INDEX


                                                                                      Page No.
----------------------------------------------------------------------------------------------

PART I.        FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets at March 31, 2000 and
               December 31, 1999 .........................................................  3

               Condensed Consolidated Statements of Income for the Three Months Ended
               March 31, 2000 and March 31, 1999..........................................  4

               Condensed Consolidated Statements of Cash Flows for the Three Months Ended
               March 31, 2000 and 1999....................................................  5

               Notes to Condensed Consolidated Financial Statements.......................  6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results
               of Operations .............................................................  9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk................. 13

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K........................................... 13

Signatures................................................................................ 14

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                               (UNAUDITED)
                                                                 MARCH 31,        DECEMBER 31,
                                                                   2000               1999
                                                               ------------       ------------
ASSETS
  Cash ..................................................      $  7,338,000       $  5,280,000
  Prepaid expenses and other current assets .............           503,000            412,000
  Note receivable from affiliate, net ...................                --            889,000
  Income taxes receivable, net ..........................         1,288,000          1,285,000
  Property and equipment, net ...........................         5,459,000          4,939,000
  Intangible assets, net ................................        10,803,000         10,925,000
  Net assets of discontinued operations .................        52,963,000         52,963,000
                                                               ------------       ------------
     TOTAL ASSETS .......................................      $ 78,354,000       $ 76,693,000
                                                               ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued expenses and other current liabilities ........      $  6,418,000       $  3,991,000
  Deferred taxes ........................................           627,000            627,000
                                                               ------------       ------------
     Total liabilities ..................................         7,045,000          4,618,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 5,000,000
     shares authorized; no shares outstanding ...........                --                 --
  Non-voting common stock, $.01 par value, 3,000,000
     shares authorized; no shares outstanding ...........                --                 --
  Common stock, $.01 par value, 20,000,000 shares
     authorized; 7,277,000 shares issued ................            73,000             73,000
  Paid-in capital .......................................        47,903,000         47,903,000
  Retained earnings .....................................        24,039,000         24,805,000
                                                               ------------       ------------
                                                                 72,015,000         72,781,000
  Less treasury stock, 100,000 shares at cost ...........          (706,000)          (706,000)
                                                               ------------       ------------
 Total stockholders' equity .............................        71,309,000         72,075,000
                                                               ------------       ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........      $ 78,354,000       $ 76,693,000
                                                               ============       ============



The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                             -----------------------------
                                                                 2000              1999
                                                             -----------       -----------

REVENUES, NET .........................................      $ 3,322,000       $ 2,243,000

COSTS AND EXPENSES
Selling and administrative expenses ...................        3,038,000         1,786,000
Advertising ...........................................          816,000            80,000
Occupancy costs .......................................          589,000           379,000
Depreciation and amortization .........................          155,000           104,000
                                                             -----------       -----------
   Total costs and expenses ...........................        4,598,000         2,349,000
                                                             -----------       -----------
Pretax loss from continuing operations ................       (1,276,000)         (106,000)
Benefit for income taxes ..............................         (510,000)          (42,000)
                                                             -----------       -----------
Loss from continuing operations .......................         (766,000)          (64,000)

DISCONTINUED OPERATIONS
Income from operations of discontinued
     operations net of applicable taxes(1) ............               --         1,418,000

                                                             -----------       -----------
Net (loss) income .....................................      $  (766,000)      $ 1,354,000
                                                             ===========       ===========

PER SHARE DATA: (NOTE 4)
Per Common share - Basic:
Loss from continuing operations .......................      $     (0.11)      $     (0.01)
Income from discontinued operations, net of taxes .....               --              0.20
                                                             -----------       -----------
Net (loss) income .....................................      $     (0.11)      $      0.19
                                                             ===========       ===========

Weighted average common shares outstanding ............        7,177,000         7,277,000

Per Common share - Diluted:
Loss from continuing operations .......................      $     (0.11)      $     (0.01)
Income from discontinued operations, net of taxes .....               --              0.20
                                                             -----------       -----------
Net (loss) income .....................................      $     (0.11)      $      0.19
                                                             ===========       ===========

Weighted average diluted common shares outstanding ....        7,177,000         7,277,000


       (1) Taxes applicable to discontinued operations were $0 and $945,000, respectively for the three months ended March 31, 2000 and 1999.



The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                    ------------------------------
                                                                        2000               1999
                                                                    -----------       ------------
CASH FLOWS FROM
     OPERATING ACTIVITIES
     Net (loss) income .......................................      $  (766,000)      $  1,354,000
        Less:  Income from discontinued operations ...........               --         (1,418,000)
                                                                    -----------       ------------
        Loss from continuing operations ......................         (766,000)           (64,000)

     Adjustments to reconcile loss
        from continuing operations to net cash
        provided by operating activities:
        Depreciation and amortization ........................          155,000            104,000
     Changes in assets and liabilities:
        Prepaid expenses and other current assets ............          (91,000)            78,000
        Accrued expenses and other current liabilities .......        2,427,000          1,445,000
        Note receivable from affiliate .......................          889,000            (60,000)
        Income taxes receivable ..............................           (3,000)           903,000
                                                                    -----------       ------------
             Net cash provided by operating
                 activities of continuing operations .........        2,611,000          2,406,000
                                                                    -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures, net ...............................         (553,000)          (221,000)
     Acquisitions ............................................               --         (2,346,000)
                                                                    -----------       ------------
             Net cash used in investing
                 activities of continuing operations .........         (553,000)        (2,567,000)
                                                                    -----------       ------------

NET CASH PROVIDED BY
     (USED IN) CONTINUING OPERATIONS .........................        2,058,000           (161,000)
                                                                    -----------       ------------

NET CASH PROVIDED BY DISCONTINUED OPERATIONS .................               --          2,787,000
                                                                    -----------       ------------

NET INCREASE IN CASH .........................................        2,058,000          2,626,000
CASH, BEGINNING OF PERIOD ....................................        5,280,000          8,295,000
                                                                    -----------       ------------
CASH, END OF PERIOD ..........................................      $ 7,338,000       $ 10,921,000
                                                                    ===========       ============

CASH PAID DURING THE PERIOD FOR
             INTEREST ........................................      $ 1,029,000       $  1,093,000
             INCOME TAXES ....................................      $        --       $         --


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

        The accompanying Condensed Consolidated Financial Statements of Central Financial Acceptance Corporation ("CFAC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the Company's financial condition and operating results for the interim periods presented herein have been included. Operating results for the period ended March 31, 2000 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2000. These interim financial statements should be read in conjunction with the Annual Report filed on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A filed with the Securities and Exchange Commission on April 26, 2000 and the audited financial statements and notes contained therein.

        CFAC is a majority owned subsidiary of Banner Holdings, Inc. ("Holdings"). In February 1999, a plan of liquidation was adopted by Holdings whereby Holdings will distribute its ownership interest in CFAC to West Coast Private Equity Partners ("West Coast"), the parent of Holdings. Banner Central Electric, Inc. ("Banner"), which is also wholly owned by Holdings, is a consumer products retailer that provides its customers with financing for the merchandise it sells.

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

        Discontinued Operations - On December 1, 1999, the Company announced that its Board of Directors had approved a plan to discontinue its consumer financial services business in order to focus its efforts on its Internet and travel business, (see Note 3). Accordingly, the consumer financial services business has been classified as discontinued operations in the Condensed Consolidated Financial Statements for all periods presented.

        The discontinued operations include (1) the purchase and servicing of consumer finance receivables generated by the Company's customers for purchases of high quality brand name consumer products, appliances and furniture sold by Banner, and by independent retailers; (2) providing small unsecured loans to its customers; (3) originating and servicing consumer finance receivables generated by the Company's customers for purchases of airline tickets; (4) providing insurance products and insurance premium financing for its customers; (5) providing financing for purchases of used automobiles sold by Banner through May 30, 1997 and by third parties; (6) providing income tax preparation services through December 31, 1999; (7) check cashing services and mortgage loan financing for its customers; and (8) the purchase of consumer product inventory which it holds under a consignment arrangement until sold by Banner. Substantially all of the Company's discontinued operations are focused in Southern California.

        Reclassifications - Certain reclassifications have been made to previously reported amounts to conform to the current year presentation.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

        Use of Estimates - The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions. Such estimates and assumptions effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

        See Note 2 of Notes to the Consolidated Financial Statements in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999, as amended, for a summary of significant accounting principles.

3. DISCONTINUED OPERATIONS

        On December 1, 1999, the Company announced that its Board of Directors had approved a plan to discontinue its consumer financial services business in order to focus its efforts on its Internet and travel business. Management anticipates that the sale or eventual wind-down of the consumer financial services business will be completed by the end of 2000.

        In accordance with Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Company has presented its consumer financial services business as a discontinued operation for all periods presented.

        Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of these discontinued operations have been excluded from the respective captions in the Condensed Consolidated Financial Statements and have been presented in the Condensed Consolidated Statements of Income as "Income from operations of discontinued operations, net of applicable taxes;" in the Condensed Consolidated Balance Sheets as "Net assets of discontinued operations," and in the Condensed Consolidated Statements of Cash Flows as "Net cash provided by discontinued operations," for all periods presented.

        Management believes that net assets of discontinued operations represents a reasonable estimate of the net realizable value of such businesses. This estimate is subject to change based on market conditions, interest rates and other factors that could cause the ultimate amount to be significantly different.

4. EARNINGS PER SHARE

        The following table presents a reconciliation of basic earnings per share and diluted earnings per share. Options to purchase 795,000 shares of common stock at a price of $5.00 to $12.00 per share were outstanding during the first quarter of 2000. Options to purchase 586,000 shares of common stock at a price of $5.00 to $12.00 per share were outstanding during the first quarter of 1999. No options were included in the computation of diluted earnings per share in the first quarter of 2000 because it would be anti-dilutive. No options were included in the computation of diluted earnings per share during the first quarter of 1999 because the average market price of the Company's stock was below that of the exercise price of the options.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES


                                                                            THREE MONTHS ENDED MARCH 31,
                                                          -----------------------------------------------------------------
                                                                      2000                                1999
                                                          -----------------------------       -----------------------------
                                                              Basic           Diluted            Basic            Diluted
                                                          -----------       -----------       -----------       -----------
 Numerator
 Net loss from continuing operations ...............      $  (766,000)      $  (766,000)      $   (64,000)      $   (64,000)
 Income from discontinued operations ...............               --                --         1,418,000         1,418,000
                                                          -----------       -----------       -----------       -----------
                                                          $  (766,000)      $  (766,000)      $ 1,354,000       $ 1,354,000
                                                          ===========       ===========       ===========       ===========

 Denominator
 Weighted average shares outstanding ...............        7,177,000         7,177,000         7,277,000         7,277,000
 Shares assumed issued on
         exercise of dilutive share equivalents ....               --                --                --                --
                                                          -----------       -----------       -----------       -----------
   Weighted average shares outstanding .............        7,177,000         7,177,000         7,277,000         7,277,000
                                                          -----------       -----------       -----------       -----------

 Basic and diluted earnings per share
 Net loss from continuing operations ...............      $     (0.11)      $     (0.11)      $     (0.01)      $     (0.01)
 Income from discontinued operations ...............               --                --              0.20              0.20
                                                          -----------       -----------       -----------       -----------
   (Loss) earnings per share .......................      $     (0.11)      $     (0.11)      $      0.19       $      0.19
                                                          ===========       ===========       ===========       ===========


5. ACQUISITIONS

        During 1999, the Company completed the acquisition of the retail operations of 24 leased PanAmericana Travel Systems, Inc. travel stores located in Southern California, 10 leased TurAmerica Travel Systems, Inc., stores located in Central California and 4 leased travel locations from Viajes Latinos Travel located in the Dallas/Ft. Worth area for an aggregate purchase price of approximately $5.0 million. The purchase price was allocated to the net assets acquired based upon their estimated fair values. For the year ended December 31, 1999 this allocation resulted in approximately $4.6 million of goodwill and $0.4 million of non-compete agreements.

        These acquisitions were accounted for as purchases and the results of their operations have been included since the applicable acquisition dates.

6. RELATED PARTY TRANSACTIONS

        The financial services segment of the discontinued operations has provided financing to customers purchasing airline tickets from the Company's travel business. Such tickets financed during the three months ended March 31, 2000 and 1999 totaled $2.2 million and $2.0 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain matters discussed in this Quarterly Report on Form 10-Q may constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Central Financial Acceptance Corporation and its subsidiaries (the "Company" which may be referred to as "we" or "us," when referring only to the parent company) operate in, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1. Business -- Business Considerations and Certain Factors that May Affect Future Results of Operations and Stock Price" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended.

        The following tables summarize the results of operations of the Company for the three months ended March 31, 2000 and 1999:



                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                         -----------------------------
                                                             2000              1999
                                                         -----------       -----------

REVENUES, NET .....................................      $ 3,322,000       $ 2,243,000

COSTS AND EXPENSES
Selling and administrative expenses ...............        3,038,000         1,786,000
Advertising .......................................          816,000            80,000
Occupancy costs ...................................          589,000           379,000
Depreciation and amortization .....................          155,000           104,000
                                                         -----------       -----------
   Total costs and expenses .......................        4,598,000         2,349,000
                                                         -----------       -----------
Pretax loss from continuing operations ............       (1,276,000)         (106,000)
Benefit for income taxes ..........................         (510,000)          (42,000)
                                                         -----------       -----------
Loss from continuing operations ...................         (766,000)          (64,000)

DISCONTINUED OPERATIONS
Income from operations of discontinued
     operations, net of applicable taxes ..........               --         1,418,000

                                                         -----------       -----------
Net (loss) income .................................      $  (766,000)      $ 1,354,000
                                                         ===========       ===========


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                    -------------------------------
                                                        2000               1999
                                                    ------------       ------------

REVENUES, NET ................................             100.0%             100.0%

COSTS AND EXPENSES
Selling and administrative expenses ..........              91.5%              79.6%
Advertising ..................................              24.6%               3.6%
Occupancy costs ..............................              17.7%              16.9%
Depreciation and amortization ................               4.7%               4.6%
                                                    ------------       ------------
   Total costs and expenses ..................             138.5%             104.7%
                                                    ------------       ------------
Pretax loss from continuing operations .......            -38.5%              -4.7%
Benefit for income taxes .....................            -15.4%              -1.8%
                                                    ------------       ------------
Loss from continuing operations ..............            -23.1%              -2.9%

DISCONTINUED OPERATIONS
Income from operations of discontinued
     operations, net of applicable taxes .....                --               63.3%

                                                    ------------       ------------
Net (loss) income ............................            -23.1%               60.4%
                                                    ============       ============


THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999.


        NET REVENUES

        Net revenues for the three months ended March 31, 2000 from travel stores, wholesale operations, and Internet and call center operations were $3.1 million, $0.1 million, and $0.1 million as compared to $2.1 million, $0.1 million, and $0.0 for the three months ended March 31, 1999, respectively.

        Net revenues from travel stores for the three months ended March 31, 2000 increased $1.0 million, or 45.6%, to $3.1 million as compared to the same period in 1999. The increase in net revenues in the three months ended March 31, 2000 was primarily due to an increase in override commissions and an increase in net revenues from the operation of 38 travel stores in 2000 that were acquired at various times throughout 1999. The commission rate earned on airline tickets sold at the Company's retail stores in 2000 increased to 10.2% from 10.1% in 1999. The increase in commission rate was primarily the result of increases in override commissions earned in 2000.

        SELLING AND ADMINISTRATIVE EXPENSES

        Selling and administrative expenses for the three months ended March 31, 2000 increased $1.3 million, or 70.1% to $3.0 million from $1.7 million for the same quarter in 1999. Of this $1.3 million increase, $0.7 million reflected the increase in selling and administrative expenses from the operation of 38 travel stores in 2000 that were acquired at various times during 1999. The remaining increase is primarily the result of an increase in call center and Internet operating expenses of $0.6 million which commenced operation in July 1999. Selling and administrative expenses as a percentage of net revenues increased to 91.5% in the three months ended March 31, 2000 from 79.6% in the three months ended March 31, 1999.

        ADVERTISING

        Advertising expenses for the three months ended March 31, 2000 increased $0.7 million, or 920.0% to $0.8 million from $0.1 million for the same period in 1999. The increase in advertising expenses in the three months ended March 31, 2000 was primarily due to an advertising campaign launched by the Company to increase the brand awareness of the Company's Internet websites "VuelaBarato.com" and "4GreatFares.com." Advertising expenses as a percentage of net revenues increased to 24.6% in the three months ended March 31, 2000 from 3.6% in the three months ended March 31, 1999.

        OCCUPANCY COSTS

        The Company's occupancy costs includes costs such as rental expense, common area maintenance, insurance, and property and real estate taxes for the Company's travel stores.

        Occupancy costs for the three months ended March 31, 2000 increased $0.2 million, or 55.4% to $0.6 million from $0.4 during the first quarter of 1999. The increase in occupancy costs in the three months ended March 31, 2000 was primarily due to the acquisition of 38 travel locations acquired at various times throughout 1999. Occupancy costs as a percentage of net revenues increased to 17.7% in the three months ended March 31, 2000 from 16.9% in the three months ended March 31, 1999.

        DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expenses for the three months ended March 31, 2000 increased $0.1 million, or 49.0% to $0.2 million from $0.1 million for the same period in 1999. The increase in depreciation and amortization expenses was primarily the result of an increase in depreciation and goodwill amortization expense from the acquisition of 38 travel stores acquired at various times throughout 1999. Depreciation and amortization expenses as a percentage of net revenues increased to 4.7% in the three months ended March 31, 2000 from 4.6% in the three months ended March 31, 1999.

        LOSS FROM CONTINUING OPERATIONS

        Loss from continuing operations for the three months ended March 31, 2000 increased $0.7 million to $0.8 million from $0.1 million in the three months ended March 31, 1999. The increase in loss from continuing operations in the three months ended March 31, 2000 was primarily the result of an increases in operating and advertising expenses of $1.4 million due to the Company's call center and Internet operations which commenced operations in July 1999. This was partially offset by operating income from the operation of 38 travel stores in 2000 that were acquired at various times throughout 1999 and an increase in override commissions earned in 2000 of approximately $0.7 million. Loss from continuing operations as a percentage of net revenues increased to 23.1% in the three months ended March 31, 2000 from 2.9% in the three months ended March 31, 1999.

        NET (LOSS) INCOME

        Net loss for the three months ended March 31, 2000 was $0.8 million, compared to net income of $1.4 million for the three months ended March 31, 1999, a decrease of $2.2 million. The decrease in net income is primarily the result of an increase in the loss from continuing operations of $0.7 million, as explained above, and a decrease in net income of $1.4 million from discontinued operations. In accordance with APB No. 30, the Company has not recorded any income from discontinued operations in the three months ended March 31, 2000, as such income has previously been estimated and recorded as an offset to the loss on disposal of discontinued operations in the Company's Consolidated Statements of Income for the year ended December 31, 1999 in connection with the Company's decision to sell its consumer financial services business.

LIQUIDITY AND CAPITAL RESOURCES

        Continuing Operations

        We primarily finance our continuing operations through the cash flow generated from operations. In June 1996, we completed an initial public offering and prior to that we received periodic contributions to capital by Banner Holdings, Inc. ("Holdings") and related entities.

        Net cash provided by continuing operations totaled $2.1 million during the three months ended March 31, 2000. During this period the primary source of net cash provided by operating activities was from changes in accrued expenses and other current liabilities. Net cash used by continuing operations totaled $0.2 million during the three months ended March 31, 1999. During this period the primary source of net cash provided by operating activities was from changes in accrued expenses and other current liabilities.

        In the three months ended March 31, 2000, cash flows provided by the operating activities of continuing operations totaled $2.6 million and funded capital expenditures of $0.6 million. Net cash provided by continuing operations totaled $2.1 million during the period ended March 31, 2000.

         In the three months ended March 31, 1999, cash flows provided by the operating activities of continuing operations totaled $2.4 million and together with existing cash reserves, funded acquisitions of $2.3 million and capital expenditures of $0.2 million. Net cash used by continuing operations totaled $0.2 million during the three months ended March 31, 1999. Net cash provided by discontinued operations totaled $2.8 million during the period ended March 31, 1999.

        Our continuing operations generate sufficient capital to fund their ongoing operating activities. Capital expenditures for renewals and betterments for our ongoing operations can be met from the Company's existing operating cash flows. However, development of our Internet business will require substantial capital to support advertising, systems development and expansion. Additional travel agency acquisitions and continued development of our Internet business will require substantial capital and is expected to be funded through the sale of our discontinued operations.

        Discontinued Operations

        Our discontinued operations are funded with cash flow from operations and with borrowings under our Wells Fargo Line of Credit which expires June 11, 2000. Holdings and all of our significant domestic subsidiaries are guarantors under the Line of Credit. In addition, we have pledged substantially all of our assets, including our receivables, and the stock of all of our significant subsidiaries as collateral for the amounts our discontinued operations borrow under the Line of Credit. The amount outstanding under the Line of Credit, including Letters of Credit outstanding total $34.8 million at March 31, 2000 and are included in net assets of discontinued operations on the Condensed Consolidated Balance Sheets.

        The Company has not yet received a requested extension of the Line of Credit from the banks. Should the Company not receive this extension, and the banks demand payment upon the expiration of the Line of Credit, the Company would be unable to pay its existing bank debts.

YEAR 2000 ISSUE

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The following risk management discussions contain forward-looking statements concerning certain adverse market conditions that may occur. Actual results in the future may differ materially from these projected results due to changes in our debt mix and developments in the global financial markets.

        We derive substantially all of our revenue from continuing operations from a combination of: (1) sales of discounted air fares; (2) commissions on published fares for both domestic and Latin America travel ; and, (3) performance-based compensation referred to as "override commissions."

        We depend on our established airline relationships for access to non-published fares; however, we have no long-term or exclusive contracts. Our business could be hurt if the airlines we do business with (1) refuse to renew our contracts for non-published fares; (2) renew the contracts on less favorable terms; or, (3) cancel our contracts. Non-published fares are tickets we acquire from the airlines and resell to our customers at discounts off published fares. We have contracts with 11 airlines that permit us to acquire non-published fares. These contracts are typically for a short period, are cancelable upon short notice and do not require the airlines to provide us with a specific quantity of tickets or deal with us exclusively.

        A significant portion of our revenue depends on regular and override commissions paid to us by the airlines for bookings made through our travel stores and Internet sites. The airlines we do business with are not obligated to pay any specific commissions, or to pay commissions at all.

        Most recently, there has been a general trend by the airlines to reduce commissions paid to travel agents in order to reduce their distribution costs and many travel industry experts believe that airlines will eliminate all commissions in the near future. In response to these changes, many travel agencies, including us, have begun to charge service fees to their customers. Although our domestic travel business has been subject to the same downward trends on commission rates, our commission rates on tickets to Latin America, which account for 75% of our travel business, have not been subject to these general trends. From time to time, however, certain airlines have reduced commission rates on Latin American routes, but have generally reinstated them in order to meet competitive conditions. While we believe that the pressure on airlines to reduce their distribution costs will continue and eventually effect our present Latin American commission rates, we believe this trend will be implemented by the airlines more slowly, because our travel stores represent the airlines' primary distribution channel to Hispanics living in the United States. Despite this, we have begun to charge service fees in certain markets where commissions have been reduced and are prepared to introduce service charges throughout all of our travel stores should conditions warrant it.

        A large percentage of our travel business depends upon a limited number of airlines and our business could be hurt if any of these carriers temporarily curtail operations, are shut down, or go out of business. In November of 1999, Taesa Airlines, one of the major Mexican carriers, was shut down by the Mexican government and eventually was declared bankrupt. The suspension and ultimate cessation of Taesa Airlines had a significant adverse effect on our operations in the first quarter of 2000. Results will continue to be adversely impacted in 2000 until the Taesa route system is absorbed by other airline carriers. In response to the cessation of Taesa, Mexicana and Aeromexico, which are controlled by a common parent company, reduced commissions on routes from Tijuana to other parts of Mexico. To offset this decline in commissions, we have begun to charge our customers a service charge.


PART II OTHER INFORMATION

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


                                    CENTRAL FINANCIAL ACCEPTANCE CORPORATION



May 15, 2000                        /s/ Gary M. Cypres
                                    ---------------------
                                    Gary M. Cypres
                                    Chairman of the Board


May 15, 2000                        /s/ Anthony S. Fortunato
                                    ------------------------
                                    Anthony S. Fortunato
                                    President


May 15, 2000                        /s/  A. Keith Wall
                                    ------------------
                                    A. Keith Wall
                                    Chief Financial Officer


May 15, 2000                        /s/ Wanda Anesh
                                    ----------------
                                    Wanda Anesh
                                    Controller

                               INDEX TO EXHIBITS


Exhibit
Number                Description
------                -----------


 27.1                 Financial Data Schedule