Form 10-Q
period 2000-06-30
CENTRAL FINANCIAL ACCEPTANCE CORP
filed 2000-08-14
CIK 1012483

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 14, 2000.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT 1934

          FOR THE TRANSITION PERIOD FROM              TO
                                         ------------    --------------



                        COMMISSION FILE NUMBER: 001-11815


                    CENTRAL FINANCIAL ACCEPTANCE CORPORATION
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                             95-4574983
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

Yes [X]   No [ ]

Number of shares outstanding of the Registrant's Common Stock, as of August 14, 2000: 7,166,000

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX


                                                                                                           Page No.
-------------------------------------------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets at June 30, 2000 and December 31, 1999.................   3

                  Condensed Consolidated Statements of Income for the Three and Six Months Ended
                  June 30, 2000 and 1999.......................................................................   4

                  Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 2000 and 1999.......................................................................   5

                  Notes to Condensed Consolidated Financial Statements.........................................   6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations........  10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.................................... 15

PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K...............................................................16

Signatures.......................................................................................................17


PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 (Unaudited)
                                                                   June 30,       December 31,
                                                                     2000             1999
                                                                 ------------     ------------
ASSETS
  Cash ......................................................    $  4,620,000     $  5,280,000
  Prepaid expenses and other current assets .................         515,000          412,000
  Note receivable from affiliate, net .......................              --          889,000
  Income taxes receivable, net ..............................       1,982,000        1,285,000
  Property and equipment, net ...............................       5,730,000        4,939,000
  Intangible assets, net ....................................      10,683,000       10,925,000
  Net assets of discontinued operations .....................      52,963,000       52,963,000
                                                                 ------------     ------------
     TOTAL ASSETS ...........................................    $ 76,493,000     $ 76,693,000
                                                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued expenses and other current liabilities ............    $  3,822,000     $  3,991,000
  Note payable to affiliate, net ............................       1,034,000               --
  Deferred taxes ............................................         627,000          627,000
                                                                 ------------     ------------
     Total liabilities ......................................       5,483,000        4,618,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 5,000,000
     shares authorized; no shares outstanding ...............              --               --
  Non-voting common stock, $.01 par value, 3,000,000
     shares authorized; no shares outstanding ...............              --               --
  Common stock, $.01 par value, 20,000,000 shares authorized;
     7,166,000 and 7,177,000 shares issued in 2000 and 1999,           73,000           73,000
     respectively
  Paid-in capital ...........................................      47,903,000       47,903,000
  Retained earnings .........................................      23,787,000       24,805,000
                                                                 ------------     ------------
                                                                   71,763,000       72,781,000
  Less treasury stock at cost (1) ...........................        (753,000)        (706,000)
                                                                 ------------     ------------
 Total stockholders' equity .................................      71,010,000       72,075,000
                                                                 ------------     ------------
     TOTAL LIABILITIES AND STOCKHOLDERS EQUITY ..............    $ 76,493,000     $ 76,693,000
                                                                 ============     ============


(1) Represents 111,000 and 100,000 treasury shares at June 30, 2000 and December 31, 1999, respectively.



              The accompanying notes are an integral part of these
                       consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                        June 30,
                                                         ---------------------------    ---------------------------
                                                            2000            1999           2000            1999
                                                         -----------     -----------    -----------     -----------
Revenues, net .......................................    $ 3,661,000     $ 3,432,000    $ 6,983,000     $ 5,675,000

Costs and Expenses
Selling and administrative expenses .................      3,059,000       2,493,000      6,097,000       4,279,000
Advertising .........................................        244,000         145,000      1,060,000         225,000
Occupancy costs .....................................        589,000         489,000      1,178,000         868,000
Depreciation and amortization .......................        189,000         137,000        344,000         241,000
                                                         -----------     -----------    -----------     -----------
   Total costs and expenses .........................      4,081,000       3,264,000      8,679,000       5,613,000
                                                         -----------     -----------    -----------     -----------
Pretax income (loss) from continuing operations .....       (420,000)        168,000     (1,696,000)         62,000
Provision (benefit) for income taxes ................       (168,000)         67,000       (678,000)         25,000
                                                         -----------     -----------    -----------     -----------
Income (loss) from continuing operations ............       (252,000)        101,000     (1,018,000)         37,000

Discontinued Operations
Income from operations of discontinued
     operations, net of applicable taxes (1) ........             --       1,256,000             --       2,674,000
                                                         -----------     -----------    -----------     -----------
Net income (loss) ...................................    $  (252,000)    $ 1,357,000    $(1,018,000)    $ 2,711,000
                                                         ===========     ===========    ===========     ===========

Per Share Data: (Note 4)
Per Common share - Basic:
Income (loss) from continuing operations ............    $     (0.04)    $      0.01    $     (0.14)    $      0.01
Income from discontinued operations, net of taxes (1)                           0.18             --            0.36
                                                         -----------     -----------    -----------     -----------
Net income (loss) ...................................    $     (0.04)    $      0.19    $     (0.14)    $      0.37
                                                         ===========     ===========    ===========     ===========

Weighted average common shares outstanding ..........      7,172,000       7,277,000      7,174,000       7,277,000

Per Common share - Diluted:
Income (loss) from continuing operations ............    $     (0.04)    $      0.01    $     (0.14)    $      0.01
Income from discontinued operations, net of taxes (1)             --            0.18             --            0.36
                                                         -----------     -----------    -----------     -----------
Net income (loss) ...................................    $     (0.04)    $      0.19    $     (0.14)    $      0.37
                                                         ===========     ===========    ===========     ===========

Weighted average diluted common shares outstanding ..      7,172,000       7,277,000      7,174,000       7,277,000


(1) Taxes applicable to discontinued operations in the three and six months ended June 30, 1999 were $837,000 and $1,782,000, respectively.



              The accompanying notes are an integral part of these
                       consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                            Six Months Ended June 30,
                                                           ---------------------------
                                                              2000             1999
                                                           -----------     -----------
CASH FLOWS FROM
      OPERATING ACTIVITIES
      Net income (loss) ...............................    $(1,018,000)    $ 2,711,000
         Less:  Income from discontinued operations ...             --      (2,674,000)
                                                           -----------     -----------
         Income (loss) from continuing operations .....     (1,018,000)         37,000

      Adjustments to reconcile income (loss)
         from continuing operations to net cash
         provided by operating activities:
         Depreciation and amortization ................        344,000         241,000
      Changes in assets and liabilities:
         Prepaid expenses and other current assets ....       (103,000)     (1,663,000)
         Accrued expenses and other current liabilities       (169,000)      2,218,000
         Note receivable from/payable to affiliate ....      1,923,000       2,185,000
         Income taxes receivable ......................       (697,000)      2,007,000
                                                           -----------     -----------
               Net cash provided by  operating
                   activities of continuing operations         280,000       5,025,000
                                                           -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures, net .......................       (893,000)       (343,000)
      Acquisitions ....................................             --      (2,466,000)
                                                           -----------     -----------
               Net cash used in investing
                   activities of continuing operations        (893,000)     (2,809,000)
                                                           -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Purchase of treasury stock ......................        (47,000)             --
                                                           -----------     -----------
               Net cash used in financing
                   activities of continuing operations         (47,000)             --
                                                           -----------     -----------

NET CASH USED IN DISCONTINUED OPERATIONS ..............             --      (4,910,000)
                                                           -----------     -----------

NET DECREASE IN CASH ..................................       (660,000)     (2,694,000)
CASH, BEGINNING OF PERIOD..............................      5,280,000       8,295,000
                                                           -----------     -----------
CASH, END OF PERIOD ...................................    $ 4,620,000     $ 5,601,000
                                                           ===========     ===========

CASH PAID DURING THE PERIOD FOR
               INTEREST ...............................    $ 1,919,000     $ 2,086,000
               INCOME TAXES ...........................    $    14,000     $   800,000


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The accompanying Condensed Consolidated Financial Statements of Central Financial Acceptance Corporation ("CFAC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the Company's financial condition and operating results for the interim periods presented herein have been included. Operating results for the periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2000. These interim financial statements should be read in conjunction with the Annual Report filed on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A filed with the Securities and Exchange Commission on April 26, 2000 and the audited financial statements and notes contained therein.

     CFAC is a majority owned subsidiary of West Coast Private Equity Partners ("West Coast"). Banner Central Electric, Inc. ("Banner"), which is also wholly owned by West Coast, is a consumer products retailer that provides its customers with financing for the merchandise it sells.

     Nature of Operations - The Company primarily provides discount travel services, including airline tickets and other travel products to the leisure traveler. The travel product offerings are available primarily through the Company's retail stores in California, Arizona, Illinois, Nevada and Texas. In July 1999, the Company broadened its ticket distribution by (1) opening a toll-free telephone reservation and customer service center and (2) offering airline ticket prices over the Internet at "www.4GreatFares.com" and "www.VuelaBarato.com." The Company's reservation center and customer service center are located at the Company's corporate headquarters.

     Discontinued Operations - On December 1, 1999, the Company announced that its Board of Directors had approved a plan to discontinue its consumer finance business in order to focus its efforts on its Internet and travel business (see
Note 3). Accordingly, the consumer finance business has been classified as discontinued operations in the Condensed Consolidated Financial Statements for all periods presented.

     The discontinued operations include (1) the purchase and servicing of consumer finance receivables generated by the Company's customers for purchases of high quality brand name consumer products, appliances and furniture sold by Banner, and by independent retailers; (2) providing small unsecured loans to its customers; (3) originating and servicing consumer finance receivables generated by the Company's customers for purchases of airline tickets; (4) providing insurance products and insurance premium financing for its customers; (5) providing financing for purchases of used automobiles sold by Banner through May 30, 1997 and by third parties; (6) providing income tax preparation services through December 31, 1999; (7) providing check cashing services and mortgage loan financing for its customers; and (8) the purchasing of consumer product inventory which it holds under a consignment arrangement until sold by Banner. Substantially all of the Company's discontinued operations are focused in Southern California.

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

3.   DISCONTINUED OPERATIONS

     On December 1, 1999, the Company announced that its Board of Directors had approved a plan to discontinue its consumer finance business in order to focus its efforts on its Internet and travel business. Management anticipates that the sale or eventual wind-down of the consumer finance business will be completed by the end of 2000.

     In accordance with Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the Company has presented its consumer finance business as a discontinued operation for all periods presented.

     Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of these discontinued operations have been excluded from the respective captions in the Condensed Consolidated Financial Statements and have been presented in the Condensed Consolidated Statements of Income as "Income from operations of discontinued operations, net of applicable taxes," in the Condensed Consolidated Balance Sheets as "Net assets of discontinued operations," and in the Condensed Consolidated Statements of Cash Flows as "Net cash used in discontinued operations," for all periods presented.

     Management believes that net assets of discontinued operations represents a reasonable estimate of the net realizable value of such businesses. This estimate is subject to change based on market conditions, interest rates and other factors that could cause the ultimate amount to be significantly different.

4.   EARNINGS PER SHARE

     The following table presents a reconciliation of basic earnings per share and diluted earnings per share. Options to purchase 730,000 shares of common stock at prices ranging from $5.00 to $12.00 per share were outstanding at June 30, 2000. Options to purchase 673,000 shares of common stock at prices ranging from $5.00 to $12.00 per share were outstanding at June 30, 1999. No options were included in the computation of diluted earnings per share in the three or six months ended June 30, 2000 and 1999 because the effect would be anti-dilutive.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                                                 Three Months Ended June 30,
                                                  ----------------------------------------------------------
                                                             2000                             1999
                                                  ---------------------------     --------------------------
                                                      Basic         Diluted           Basic        Diluted
                                                  -----------     -----------     -----------    -----------
 Numerator
Net income (loss) from continuing operations .    $  (252,000)    $  (252,000)    $   101,000    $   101,000
Income from discontinued operations ..........             --              --       1,256,000      1,256,000
                                                  -----------     -----------     -----------    -----------
                                                  $  (252,000)    $  (252,000)    $ 1,357,000    $ 1,357,000
                                                  ===========     ===========     ===========    ===========

Denominator
Weighted average shares outstanding ..........      7,172,000       7,172,000       7,277,000      7,277,000
Shares assumed issued on
        exercise of dilutive share equivalents             --              --              --             --
                                                  -----------     -----------     -----------    -----------
  Weighted average shares outstanding ........      7,172,000       7,172,000       7,277,000      7,277,000
                                                  -----------     -----------     -----------    -----------

Basic and diluted earnings (loss) per share
Net income (loss) from continuing operations .    $     (0.04)    $     (0.04)    $      0.01    $      0.01
Income from discontinued operations ..........             --              --            0.18           0.18
                                                  -----------     -----------     -----------    -----------
  Earnings (loss) per share ..................    $     (0.04)    $     (0.04)    $      0.19    $      0.19
                                                  ===========     ===========     ===========    ===========




                                                                   Six Months Ended June 30,
                                                  ----------------------------------------------------------
                                                             2000                             1999
                                                  ---------------------------     --------------------------
                                                      Basic         Diluted           Basic        Diluted
                                                  -----------     -----------     -----------    -----------
 Numerator
Net income (loss) from continuing operations .    $(1,018,000)    $(1,018,000)    $    37,000    $    37,000
Income from discontinued operations ..........             --              --       2,674,000      2,674,000
                                                  -----------     -----------     -----------    -----------
                                                  $(1,018,000)    $(1,018,000)    $ 2,711,000    $ 2,711,000
                                                  ===========     ===========     ===========    ===========

Denominator
Weighted average shares outstanding ..........      7,174,000       7,174,000       7,277,000      7,277,000
Shares assumed issued on
        exercise of dilutive share equivalents             --              --              --             --
                                                  -----------     -----------     -----------    -----------
  Weighted average shares outstanding ........      7,174,000       7,174,000       7,277,000      7,277,000
                                                  -----------     -----------     -----------    -----------

Basic and diluted earnings (loss) per share
Net income (loss) from continuing operations .    $     (0.14)    $     (0.14)    $      0.01    $      0.01
Income from discontinued operations ..........             --              --            0.36           0.36
                                                  -----------     -----------     -----------    -----------
  Earnings (loss) per share ..................    $     (0.14)    $     (0.14)    $      0.37    $      0.37
                                                  ===========     ===========     ===========    ===========

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

5.   ACQUISITIONS

     During 1999, the Company completed the acquisition of the retail operations of 24 leased PanAmericana Travel Systems travel stores located primarily in Southern California, 10 leased TurAmerica Travel Systems stores located in Central California and 4 leased travel locations from Viajes Latinos Travel located in the Dallas/Ft. Worth area for an aggregate purchase price of approximately $5.0 million. The purchase price was allocated to the net assets acquired based upon their estimated fair values and resulted in approximately $4.6 million of goodwill and $0.4 million of non-compete agreements.

     These acquisitions were accounted for as purchases and the results of their operations have been included since the applicable acquisition dates.

6.   RELATED PARTY TRANSACTIONS

     The financial services segment of the discontinued operations has provided financing to customers purchasing airline tickets from the Company's travel business. Such tickets financed during the three and six months ended June 30, 2000 were $2.5 million and $4.7 million, respectively. Such tickets financed during the three and six months ended June 30, 1999 were $2.5 million and $4.5 million, respectively.

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

     The following tables summarize the results of operations of the Company for the three and six months ended June 30, 2000 and 1999:



                                                        Three Months Ended             Six Months Ended
                                                             June 30,                       June 30,
                                                   ---------------------------    ---------------------------
                                                       2000            1999           2000            1999
                                                   -----------     -----------    -----------     -----------
Revenues, net .................................    $ 3,661,000     $ 3,432,000    $ 6,983,000     $ 5,675,000

Costs and Expenses
Selling and administrative expenses ...........      3,059,000       2,493,000      6,097,000       4,279,000
Advertising ...................................        244,000         145,000      1,060,000         225,000
Occupancy costs ...............................        589,000         489,000      1,178,000         868,000
Depreciation and amortization .................        189,000         137,000        344,000         241,000
                                                   -----------     -----------    -----------     -----------
   Total costs and expenses ...................      4,081,000       3,264,000      8,679,000       5,613,000
                                                   -----------     -----------    -----------     -----------
Pretax income (loss) from continuing operations       (420,000)        168,000     (1,696,000)         62,000
Provision (benefit) for income taxes ..........       (168,000)         67,000       (678,000)         25,000
                                                   -----------     -----------    -----------     -----------
Income (loss) from continuing operations ......       (252,000)        101,000     (1,018,000)         37,000

Discontinued Operations
Income from operations of discontinued
     operations, net of applicable taxes ......             --       1,256,000             --       2,674,000

                                                   -----------     -----------    -----------     -----------
Net income (loss) .............................    $  (252,000)    $ 1,357,000    $(1,018,000)    $ 2,711,000
                                                   ===========     ===========    ===========     ===========

                                                      Three Months Ended         Six Months Ended
                                                           June 30,                   June 30,
                                                     -------------------       --------------------
                                                      2000          1999        2000           1999
                                                     -----         -----       ------         -----
Revenues, net .................................      100.0%        100.0%       100.0%        100.0%

Costs and Expenses
Selling and administrative expenses ...........       83.5%         72.6%        87.3%         75.4%
Advertising ...................................        6.7%          4.2%        15.2%          4.0%
Occupancy costs ...............................       16.1%         14.3%        16.9%         15.3%
Depreciation and amortization .................        5.2%          4.0%         4.9%          4.2%
                                                     -----         -----       ------         -----
   Total costs and expenses ...................      111.5%         95.1%       124.3%         98.9%
                                                     -----         -----       ------         -----
Pretax income (loss) from continuing operations      -11.5%          4.9%       -24.3%          1.1%
Provision (benefit) for income taxes ..........       -4.6%          2.0%        -9.7%          0.4%
                                                     -----         -----       ------         -----
Income (loss) from continuing operations ......       -6.9%          2.9%       -14.6%          0.7%

Discontinued Operations
Income from operations of discontinued
     operations, net of applicable taxes ......         --          36.6%          --          47.1%

                                                     -----         -----       ------         -----
Net income (loss) .............................       -6.9%         39.5%       -14.6%         47.8%
                                                     =====         =====       ======         =====


THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999.



     NET REVENUES

     Net revenues for the three months ended June 30, 2000 from travel stores, wholesale operations, and Internet and call center operations were $3.4 million, $0.2 million, and $0.1 million as compared to $3.2 million, $0.2 million, and $0.0 for the three months ended June 30, 1999, respectively.

     Net revenues from travel stores for the three months ended June 30, 2000 increased $0.2 million, or 5.6%, to $3.4 million from $3.2 million for the same period in 1999. The increase in net revenues in the three months ended June 30, 2000 was primarily due to to an increase in service charges and an increase in net revenues from the operation of 14 travel stores in 2000 that were acquired in the third and fourth quarter of 1999. The commission rate earned on airline tickets sold at the Company's retail stores in 2000 decreased to 9.7% from 10.0% in 1999. The decrease in commission rate was primarily the result of a decrease in override commissions for the three months ended June 30, 2000 as compared to the same period in 1999.

     SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses for the three months ended June 30, 2000 increased $0.6 million, or 22.7% to $3.1 million from $2.5 million for the same period in 1999. Of this $0.6 million increase, $0.3 million reflected the increase in selling and administrative expenses from the operation of 14 travel stores in 2000 that were acquired in the third and fourth quarters of 1999. The remaining increase of $0.3 million is primarily the result of an increase in Internet and call center operating expenses which commenced operation in July 1999. Selling and administrative expenses as a percentage of net revenues increased to 83.5% in the three months ended June 30, 2000 from 72.6% in the three months ended June 30, 1999.

     ADVERTISING

     Advertising expenses for the three months ended June 30, 2000 increased $0.1 million, or 68.3% to $0.2 million from $0.1 million for the same period in 1999. The increase in advertising expenses in the three months ended June 30, 2000 was primarily due to an advertising campaign launched by the Company to increase the brand awareness of the Company's Internet websites "VuelaBarato.com" and "4GreatFares.com." Advertising expenses as a percentage of net revenues increased to 6.7% in the three months ended June 30, 2000 from 4.2% in the three months ended June 30, 1999.

     OCCUPANCY COSTS

     The Company's occupancy costs includes costs such as rental expense, common area maintenance, insurance, and property and real estate taxes for the Company's travel stores.

     Occupancy costs for the three months ended June 30, 2000 increased $0.1 million, or 20.4% to $0.6 million from $0.5 for the same period in 1999. The increase in occupancy costs in the three months ended June 30, 2000 was primarily due to the acquisition of 14 travel stores in the third and fourth quarter of 1999. Occupancy costs as a percentage of net revenues increased to 16.1% in the three months ended June 30, 2000 from 14.3% in the three months ended June 30, 1999.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses for the three months ended June 30, 2000 increased $0.1 million, or 38.0% to $0.2 million from $0.1 million for the same period in 1999. The increase in depreciation and amortization expenses was primarily the result of an increase in depreciation and goodwill amortization expense from the acquisition of 14 travel stores in the third and fourth quarter of 1999. Depreciation and amortization expenses as a percentage of net revenues increased to 5.2% in the three months ended June 30, 2000 from 4.0% in the three months ended June 30, 1999.

     INCOME (LOSS) FROM CONTINUING OPERATIONS

     Loss from continuing operations for the three months ended June 30, 2000 was $0.3 million, compared to income from continuing operations of $0.1 million in the three months ended June 30, 1999. The decrease in income from continuing operations of $0.4 million in the three months ended June 30, 2000 was primarily the result of losses due to the Company's Internet and call center operations which commenced operations in July 1999. Loss from continuing operations as a percentage of net revenues was 6.9% in the three months ended June 30, 2000 as compared to income from continuing operations of 2.9% in the three months ended June 30, 1999.

     NET INCOME (LOSS)

     Net loss for the three months ended June 30, 2000 was $0.3 million, compared to net income of $1.4 million for the three months ended June 30, 1999. The decrease in net income of $1.6 million is primarily the result of a decrease in income from continuing operations of $0.3 million, as explained above, and a decrease in net income of $1.3 million from discontinued operations. In accordance with APB No. 30, the Company has not recorded any income from discontinued operations in the three months ended June 30, 2000, as such income has previously been estimated and recorded as an offset to the loss on disposal of discontinued operations in the Company's Consolidated Statements of Income for the year ended December 31, 1999 in connection with the Company's decision to sell its consumer financial services business.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999.

     NET REVENUES

     Net revenues for the six months ended June 30, 2000 from travel stores, wholesale operations, and Internet and call center operations were $6.5 million, $0.3 million, and $0.2 million as compared to $5.4 million, $0.3 million, and $0.0 for the six months ended June 30, 1999, respectively.

     Net revenues from travel stores for the six months ended June 30, 2000 increased $1.1 million, or 21.3%, to $6.5 million from $5.4 million for the same period in 1999. The increase in net revenues in the six months ended June 30, 2000 was primarily due to an increase in service charges and an increase in net revenues from the operation of 38 travel stores in 2000 that were acquired at various times throughout 1999. The commission rate earned on airline tickets sold at the Company's retail stores was 10.0% in 2000 and 1999.

     SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses for the six months ended June 30, 2000 increased $1.8 million, or 42.5% to $6.1 million from $4.3 million for the same period in 1999. Of this $1.8 million increase, $1.0 million reflects the increase in selling and administrative expenses from the operation of 38 travel stores in 2000 that were acquired at various times during 1999. The remaining increase of $0.8 million is primarily the result of an increase in Internet and call center operating expenses which commenced operation in July 1999. Selling and administrative expenses as a percentage of net revenues increased to 87.3% in the six months ended June 30, 2000 from 75.4% in the six months ended June 30, 1999.

     ADVERTISING

     Advertising expenses for the six months ended June 30, 2000 increased $0.8 million, or 371.1% to $1.1 million from $0.2 million for the same period in 1999. The increase in advertising expenses in the six months ended June 30, 2000 was primarily due to an advertising campaign launched by the Company to increase the brand awareness of the Company's Internet websites "VuelaBarato.com" and "4GreatFares.com." Advertising expenses as a percentage of net revenues increased to 15.2% in the six months ended June 30, 2000 from 4.0% in the six months ended June 30, 1999.

     OCCUPANCY COSTS

     The Company's occupancy costs includes costs such as rental expense, common area maintenance, insurance, and property and real estate taxes for the Company's travel stores.

     Occupancy costs for the six months ended June 30, 2000 increased $0.3 million, or 35.7% to $1.2 million from $0.9 million for the same period in 1999. The increase in occupancy costs in the six months ended June 30, 2000 was primarily due to the acquisition of 38 travel locations acquired at various times throughout 1999. Occupancy costs as a percentage of net revenues increased to 16.9% in the six months ended June 30, 2000 from 15.3% in the six months ended June 30, 1999.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses for the six months ended June 30, 2000 increased $0.1 million, or 42.7% to $0.3 million from $0.2 million for the same period in 1999. The increase in depreciation and amortization expenses was primarily the result of the acquisition of 38 travel stores acquired at various times throughout 1999. Depreciation and amortization expenses as a percentage of net revenues increased to 4.9% in the six months ended June 30, 2000 from 4.2% in the six months ended June 30, 1999.

     INCOME (LOSS) FROM CONTINUING OPERATIONS

     Loss from continuing operations for the six months ended June 30, 2000 was $1.0 million, compared to income from continuing operations of $0.0 million in the six months ended June 30, 1999. The decrease in income from continuing operations of $1.0 million in the six months ended June 30, 2000 was primarily the result of losses due to the Company's Internet and call center operations which commenced operations in July 1999. Loss from continuing operations as a percentage of net revenues was 14.6% in the six months ended June 30, 2000 as compared to income from continuing operations of 0.7% in the six months ended June 30, 1999.

     NET INCOME (LOSS)

     Net loss for the six months ended June 30, 2000 was $1.0 million, compared to net income of $2.7 million for the six months ended June 30, 1999. The decrease in net income of $3.7 million is primarily the result of a decrease in income from continuing operations of $1.0 million, as explained above, and a decrease in net income of $2.7 million from discontinued operations. In accordance with APB No. 30, the Company has not recorded any income from discontinued operations in the six months ended June 30, 2000, as such income has previously been estimated and recorded as an offset to the loss on disposal of discontinued operations in the Company's Consolidated Statements of Income for the year ended December 31, 1999 in connection with the Company's decision to sell its consumer financial services business.

LIQUIDITY AND CAPITAL RESOURCES

     Continuing Operations

     We primarily finance our continuing operations through the cash flow generated from operations and existing cash balances.

     Net cash provided by continuing operations totaled $0.3 million during the six months ended June 30, 2000. During this period the primary source of net cash provided by operating activities was increases in notes payable to affiliates. Net cash provided by continuing operations totaled $5.0 million during the six months ended June 30, 1999. During this period the primary source of net cash provided by operating activities was from changes in accrued expenses and other current liabilities, changes in notes receivable from affiliates and income tax receivables.

     In the six months ended June 30, 2000, cash flows provided by the operating activities of continuing operations totaled $0.3 million and together with existing cash balances funded capital expenditures of $0.9 million. Net cash used by continuing operations totaled $0.7 million during the six months ended June 30, 2000.

     In the six months ended June 30, 1999, cash flows provided by the operating activities of continuing operations totaled $5.0 million. Cash used in investing activities included acquisitions of travel businesses of $2.5 million and capital expenditures of $0.3 million. Net cash provided by continuing operations totaled $2.2 million during the six months ended June 30, 1999. Net cash used by discontinued operations totaled $4.9 million during the six months ended June 30, 1999.

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

     Discontinued Operations

     Our discontinued operations are funded with cash flow from operations and with borrowings under our Wells Fargo Line of Credit, which with extensions granted expires on August 14, 2000. Holdings and all of our significant domestic subsidiaries are guarantors under the Line of Credit. In addition, we have pledged substantially all of our assets, including our receivables, and the stock of all of our significant subsidiaries as collateral for the amounts our discontinued operations borrow under the Line of Credit. The amount outstanding under the Line of Credit, including $0.5 million of Letters of Credit outstanding total $28.7 million at June 30, 2000 and are included in net assets of discontinued operations on the Condensed Consolidated Balance Sheets.

     The Company is currently negotiating a new line of credit with Union Bank of California. The new line of credit has not yet been finalized, however, the Company expects that, if needed, Wells Fargo will extend the existing line of credit until the new credit line with Union Bank of California can be finalized. Should the Company not secure the new line of credit with Union Bank of California and the banks demand payment upon the expiration of the existing Line of Credit on August 14, 2000, the Company would be unable to pay its bank debt.



YEAR 2000 ISSUE

     Subsequent to the end of 1999, the Company's systems and operations are fully functioning and have not experienced any significant issues related to the Year 2000. While the Company is encouraged by the results of its Year 2000 efforts, monitoring for any potential problems will continue throughout 2000.

     The travel systems utilized to conduct business are provided to each of our travel stores and our Internet business through global distribution systems
(GDS), operated by Sabre, Amadeus and Worldspan. Sabre, Amadeus and Worldspan are world leaders in the electronic distribution of travel-related products and services. GDS systems provide us with electronic booking systems and databases containing flight schedules and availability, and published fares information for approximately 400 airlines located throughout the world. We have received assurances from the GDS's that their systems are Year 2000 compliant and have noted no problems to date.


     Although the Company does not believe any continued exposure exists for its operations, the Company has a contingency plan for possible Year 2000 issues and will continue to update these plans based on assessments of any subsequent Year 2000 issues as additional information becomes available.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK



     The following risk management discussions contain forward-looking statements concerning certain adverse market conditions that may occur. Actual results in the future may differ materially from these projected results due to changes in our debt mix and developments in the global financial markets.

     We derive substantially all of our revenue from continuing operations from a combination of: (1) sales of discounted air fares; (2) commissions on published fares for both domestic travel in the United States and travel to Latin America; and, (3) performance-based compensation referred to as "override commissions."

     We depend on our established airline relationships for access to non-published fares; however, we have no long-term or exclusive contracts. Our business could be hurt if the airlines we do business with (1) refuse to renew our contracts for non-published fares; (2) renew the contracts on less favorable terms; or (3) cancel our contracts. Non-published fares are tickets we acquire from the airlines and resell to our customers at discounts off published fares. We have contracts with 11 airlines that permit us to acquire non-published fares. These contracts are typically for a short period, are cancelable upon short notice and do not require the airlines to provide us with a specific quantity of tickets or deal with us exclusively.

     A significant portion of our revenue depends on commissions paid on published fares and override commissions paid to us by the airlines for bookings made through our travel stores and Internet sites. The airlines we do business with are not obligated to pay any specific commissions, or to pay commissions at all.

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

     A large percentage of our travel business depends upon a limited number of airlines and our business could be hurt if any of these carriers temporarily curtail operations, are shut down, or go out of business. In November of 1999, Taesa Airlines, one of the major Mexican carriers, was shut down by the Mexican government and eventually was declared bankrupt. The suspension and ultimate cessation of Taesa Airlines had a significant adverse effect on our operations in the first quarter of 2000. Results will continue to be adversely impacted in 2000 until the Taesa route system is absorbed by other carriers. In response to the cessation of Taesa, Mexicana and Aeromexico, which are controlled by a common parent, reduced commissions on routes from Tijuana to other parts of Mexico. To offset this decline in commissions, we have begun to charge our customers a service charge.

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


                                    CENTRAL FINANCIAL ACCEPTANCE CORPORATION



August 14, 2000                     /s/ Gary M. Cypres
                                    -------------------------------------------
                                    Gary M. Cypres
                                    Chairman of the Board



August 14, 2000                     /s/ A. Keith Wall
                                    --------------------------------------------
                                    A. Keith Wall
                                    Chief Financial Officer


August 14, 2000                     /s/ Wanda Anesh
                                    ------------------------------------------
                                    Wanda Anesh
                                    Controller