Form 10-Q
period 2000-09-30
CENTRAL FINANCIAL ACCEPTANCE CORP
filed 2000-11-14
CIK 1012483

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 14, 2000.
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of the Registrant's Common Stock, as of November 14, 2000: 7,166,000

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q


                                      INDEX


                                                                                                                           Page No.
-----------------------------------------------------------------------------------------------------------------------------------

PART I.        FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements:

               Condensed  Consolidated  Balance  Sheets at September 30, 2000 and December 31, 1999...............................3

               Condensed Consolidated Statements of Income for the Three and Nine Months Ended
               September 30, 2000 and 1999........................................................................................4

               Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
               September 30, 2000 and 1999........................................................................................5

               Notes to Condensed Consolidated Financial Statements...............................................................6

Item 2.        Management's  Discussion  and  Analysis of Financial  Condition  and Results of Operations........................10

Item 3.        Quantitative and Qualitative Disclosures About Market Risk........................................................15

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K..................................................................................16

Signatures.......................................................................................................................17


PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                       2000             1999
                                                                 --------------     -------------
                                                                   (UNAUDITED)
ASSETS
  Cash ........................................................      $  5,168,000       $  5,280,000
  Prepaid expenses and other current assets ...................           446,000            412,000
  Note receivable from affiliate, net .........................           985,000            889,000
  Income taxes receivable, net ................................         2,010,000          1,285,000
  Property and equipment, net .................................         5,509,000          4,939,000
  Intangible assets, net ......................................        10,563,000         10,925,000
  Net assets of discontinued operations .......................        52,963,000         52,963,000
                                                                     ------------       ------------
     TOTAL ASSETS .............................................      $ 77,644,000       $ 76,693,000
                                                                     ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accrued expenses and other current liabilities ..............      $  6,047,000       $  3,991,000
  Deferred taxes ..............................................           627,000            627,000
                                                                     ------------       ------------
     Total liabilities ........................................         6,674,000          4,618,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $01 par value, 5,000,000
     shares authorized; no shares outstanding .................                 -                  -
  Non-voting common stock, $01 par value, 3,000,000
     shares authorized; no shares outstanding .................                 -                  -
  Common stock, $01 par value, 20,000,000 shares authorized;
     7,166,000 and 7,177,000 shares issued in 2000 and 1999,
     respectively .............................................            73,000             73,000
  Paid-in capital .............................................        47,903,000         47,903,000
  Retained earnings ...........................................        23,747,000         24,805,000
                                                                     ------------       ------------
                                                                       71,723,000         72,781,000
  Less treasury stock at cost(1) ..............................          (753,000)          (706,000)
                                                                     ------------       ------------
 Total stockholders' equity ...................................        70,970,000         72,075,000
                                                                     ------------       ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............      $ 77,644,000       $ 76,693,000
                                                                     ============       ============

(1) Represents 111,000 and 100,000 treasury shares at September 30, 2000 and December 31, 1999, respectively.


  The accompanying notes are an integral part of these condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                         ------------------------------     ------------------------------
                                                             2000              1999             2000              1999
                                                         -------------      -----------     ------------      ------------

REVENUES, NET ......................................      $ 4,190,000       $ 4,567,000     $ 11,173,000      $ 10,241,000

COSTS AND EXPENSES
Selling and administrative expenses ................        3,283,000         2,868,000        9,380,000         7,149,000
Advertising ........................................          194,000           268,000        1,254,000           493,000
Occupancy costs ....................................          585,000           552,000        1,763,000         1,420,000
Depreciation and amortization ......................          196,000           180,000          540,000           421,000
                                                          -----------       -----------      -----------       -----------
   Total costs and expenses ........................        4,258,000         3,868,000       12,937,000         9,483,000
                                                          -----------       -----------      -----------       -----------
Pretax income (loss) from continuing operations ....          (68,000)          699,000       (1,764,000)          758,000
Provision (benefit) for income taxes ...............          (28,000)          270,000         (706,000)          295,000
                                                          -----------       -----------      -----------       -----------
Income (loss) from continuing operations ...........          (40,000)          429,000       (1,058,000)          463,000

DISCONTINUED OPERATIONS
Income from operations of discontinued
     operations, net of applicable taxes(1) ........                -           873,000                -         3,547,000
                                                          -----------       -----------      -----------       -----------

NET INCOME (LOSS) ..................................      $   (40,000)      $ 1,302,000      $(1,058,000)      $ 4,010,000
                                                          ===========       ===========      ===========       ===========

PER SHARE DATA: (NOTE 4)
Per Common share - Basic:
Income (loss) from continuing operations ...........      $     (0.01)      $      0.06      $     (0.15)      $      0.06
Income from discontinued operations, net of taxes ..                -              0.12                -              0.49
                                                          -----------       -----------      -----------       -----------
Net income (loss) ..................................      $     (0.01)      $      0.18      $     (0.15)      $      0.55
                                                          ===========       ===========      ===========       ===========

Weighted average common shares outstanding .........        7,166,000         7,263,000        7,172,000         7,272,000

Per Common share - Diluted:
Income (loss) from continuing operations ...........      $     (0.01)      $      0.06      $     (0.15)      $      0.06
Income from discontinued operations, net of taxes ..                -              0.12                -              0.49
                                                          -----------       -----------      -----------       -----------
Net income (loss) ..................................      $     (0.01)      $      0.18      $     (0.15)      $      0.55
                                                          ===========       ===========      ===========       ===========

Weighted average diluted common shares outstanding..        7,166,000         7,263,000        7,172,000         7,272,000



(1) Taxes applicable to discontinued operations in the three and nine months ended September 30, 1999 were $582,000 and $2,365,000, respectively.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                    -------------------------------
                                                                                                         2000              1999
                                                                                                     -----------       -----------
CASH FLOWS FROM
      OPERATING ACTIVITIES
      Net income (loss) .......................................................................      $(1,058,000)      $ 4,010,000
          Less:  Income from discontinued operations ..........................................                -        (3,547,000)
                                                                                                     -----------       -----------
          Income (loss) from continuing operations ............................................       (1,058,000)          463,000

      Adjustments to reconcile income (loss)
          from continuing operations to net
          cash provided by operating activities:
          Depreciation and amortization .......................................................          540,000           421,000
      Changes in assets and liabilities:
          Prepaid expenses and other current assets ...........................................          (34,000)       (1,600,000)
          Accrued expenses and other current liabilities ......................................        2,056,000         2,556,000
          Note receivable from/payable to affiliate ...........................................          (96,000)        2,478,000
          Income taxes receivable .............................................................         (725,000)        2,277,000
                                                                                                     -----------       -----------
                    Net cash provided by  operating
                        activities of continuing operations ...................................          683,000         6,595,000
                                                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures, net ...............................................................         (937,000)       (1,183,000)
      Purchase of leasehold interests .........................................................                -        (3,986,000)
                                                                                                     -----------       -----------
                    Net cash used in investing
                        activities of continuing operations ...................................         (937,000)       (5,169,000)
                                                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Purchase of treasury stock ..............................................................          (47,000)         (706,000)
                                                                                                     -----------       -----------
                    Net cash used in financing
                        activities of continuing operations ...................................          (47,000)         (706,000)
                                                                                                     -----------       -----------

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS ........................................          189,000        (3,139,000)
                                                                                                     -----------       -----------

NET DECREASE IN CASH ..........................................................................         (112,000)       (2,419,000)
CASH, BEGINNING OF PERIOD .....................................................................        5,280,000         8,295,000
                                                                                                     -----------       -----------
CASH, END OF PERIOD ...........................................................................      $ 5,168,000       $ 5,876,000
                                                                                                     ===========       ===========

CASH PAID DURING THE PERIOD FOR
      INTEREST ................................................................................      $ 2,665,000       $ 2,881,000
      INCOME TAXES ............................................................................      $    75,000       $ 2,125,000



  The accompanying notes are an integral part of these condensed consolidated financial statements.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION AND NATURE OF OPERATIONS

       The accompanying Condensed Consolidated Financial Statements of Central Financial Acceptance Corporation ("CFAC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation of the Company's financial condition and operating results for the interim periods presented herein have been included. Operating results for the periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for any subsequent period or for the year ended December 31, 2000. These interim financial statements should be read in conjunction with the Annual Report filed on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A filed with the Securities and Exchange Commission on April 26, 2000 and the audited financial statements and notes contained therein.

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

       On October 2, 2000, the Company's Board of Directors and stockholders owning a majority of the outstanding common stock approved a Plan of Complete Dissolution, Liquidation and Distribution (the "Plan"), under which the operations of CFAC will be separated into two subsidiaries: Hispanic Express, Inc. and Banner Central Finance Company, whose outstanding common shares will be distributed to each CFAC shareholder on a yet to be determined liquidation date.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

       In connection therewith, CFAC has submitted to the Securities and Exchange Commission (the "SEC") an Information Statement covering pertinent business and financial information required to be filed prior to CFAC effecting its dissolution and liquidation, and making the distribution of the common stock of these two subsidiaries to its stockholders. Upon receiving appropriate clearance from the SEC, CFAC will determine the liquidation date under the Plan.

       Hispanic Express, Inc. has been formed to operate CFAC's travel and small loan businesses, while Banner Central Finance Company has been formed to operate CFAC's mortgage origination business and to purchase consumer receivables which are generated from the sale of consumer products sold by Banner. The Board of Directors decided to adopt the Plan as part of CFAC's continuing objective of enhancing long term shareholder value. The Board of Directors has the ability to abandon, defer or modify the Plan any time prior to the Plan's consummation, should other considerations, including the sale of CFAC's consumer finance business arise.

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

       Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of these discontinued operations have been excluded from the respective captions in the Condensed Consolidated Financial Statements and have been presented in the Condensed Consolidated Statements of Income as "Income from operations of discontinued operations, net of applicable taxes," in the Condensed Consolidated Balance Sheets as "Net assets of discontinued operations," and in the Condensed Consolidated Statements of Cash Flows as "Net cash provided by (used in) discontinued operations," for all periods presented.

       Management believes that the net assets of discontinued operations represents a reasonable estimate of the net realizable value of such businesses. This estimate is subject to change based on market conditions, interest rates and other factors that could cause the ultimate amount to be significantly different.

            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

4.   EARNINGS PER SHARE

       The following table presents a reconciliation of basic earnings per share and diluted earnings per share. Options to purchase 585,000 shares of common stock at prices ranging from $5.00 to $12.00 per share were outstanding at September 30, 2000. Options to purchase 777,000 shares of common stock at prices ranging from $5.00 to $12.00 per share were outstanding at September 30, 1999. No options were included in the computation of diluted earnings per share in the three or nine months ended September 30, 2000 and 1999 because the effect would be anti-dilutive.


                                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                               ----------------------------------------------------------------
                                                                            2000                                1999
                                                               -----------------------------       ----------------------------
                                                                  Basic            Diluted            Basic           Diluted
                                                               -----------       -----------       -----------      -----------

NUMERATOR:
Net income (loss) from continuing operations ............      $   (40,000)      $   (40,000)      $   429,000      $   429,000
Income from discontinued operations .....................                -                 -           873,000          873,000
                                                               -----------       -----------       -----------      -----------
                                                               $   (40,000)      $   (40,000)      $ 1,302,000      $ 1,302,000
                                                               ===========       ===========       ===========      ===========

DENOMINATOR:
Weighted average shares outstanding .....................        7,166,000         7,166,000         7,263,000        7,263,000
Shares assumed issued on
        exercise of dilutive share equivalents ..........                -                 -                 -                -
                                                               -----------       -----------       -----------      -----------
  Weighted average shares outstanding ...................        7,166,000         7,166,000         7,263,000        7,263,000
                                                               -----------       -----------       -----------      -----------

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss) from continuing operations ............      $     (0.01)      $     (0.01)      $      0.06      $      0.06
Income from discontinued operations .....................                -                 -              0.12             0.12
                                                               -----------       -----------       -----------      -----------
  Earnings (loss) per share .............................      $     (0.01)      $     (0.01)      $      0.18      $      0.18
                                                               ===========       ===========       ===========      ===========


            CENTRAL FINANCIAL ACCEPTANCE CORPORATION AND SUBSIDIARIES

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      -----------------------------------------------------------------
                                                                   2000                               1999
                                                      --------------------------------    -----------------------------
                                                          Basic             Diluted           Basic          Diluted
                                                      ------------       -------------    ------------    -------------

NUMERATOR:
Net income (loss) from continuing operations ....      $(1,058,000)      $(1,058,000)      $   463,000      $   463,000
Income from discontinued operations .............                -                 -         3,547,000        3,547,000
                                                       -----------       -----------       -----------      -----------
                                                       $(1,058,000)      $(1,058,000)      $ 4,010,000      $ 4,010,000
                                                       ===========       ===========       ===========      ===========

DENOMINATOR:
Weighted average shares outstanding .............        7,172,000         7,172,000         7,272,000        7,272,000
Shares assumed issued on
        exercise of dilutive share equivalents ..                -                 -                 -                -
                                                       -----------       -----------       -----------      -----------
  Weighted average shares outstanding ...........        7,172,000         7,172,000         7,272,000        7,272,000
                                                       -----------       -----------       -----------      -----------

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss) from continuing operations ....      $     (0.15)      $     (0.15)      $      0.06      $      0.06
Income from discontinued operations .............                -                 -              0.49             0.49
                                                       -----------       -----------       -----------      -----------
  Earnings (loss) per share .....................      $     (0.15)      $     (0.15)      $      0.55      $      0.55
                                                       ===========       ===========       ===========      ===========



5.   PURCHASE OF LEASEHOLD INTERESTS

       During 1999, the Company expanded its travel business through the purchase and assumption of 24 leased PanAmericana Travel Systems travel stores located primarily in Southern California, 10 leased TurAmerica Travel Systems stores located in Central California and 4 leased travel locations from Viajes Latinos Travel located in the Dallas/Ft. Worth area. The aggregate purchase price for the leasehold interests was approximately $5.0 million and has been accounted for under the purchase method of accounting, and the results of these new travel offices have been included in operations since the date the Company assumed the leases.

6.   RELATED PARTY TRANSACTIONS

       The financial services segment of the discontinued operations has provided financing to customers purchasing airline tickets from the Company's travel business. Such tickets financed during the three and nine months ended September 30, 2000 were $2.6 million and $7.3 million, respectively. Such tickets financed during the three and nine months ended September 30, 1999 were $2.6 million and $7.1 million, respectively.

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

       The following tables summarize the results of operations of the Company for the three and nine months ended September 30, 2000 and 1999:



                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                       -----------------------------      -----------------------------
                                                           2000              1999             2000              1999
                                                       -----------       -----------     ------------       -----------
REVENUES, NET ...................................      $ 4,190,000       $ 4,567,000     $ 11,173,000       $10,241,000

COSTS AND EXPENSES
Selling and administrative expenses .............        3,283,000         2,868,000        9,380,000         7,149,000
Advertising .....................................          194,000           268,000        1,254,000           493,000
Occupancy costs .................................          585,000           552,000        1,763,000         1,420,000
Depreciation and amortization ...................          196,000           180,000          540,000           421,000
                                                       -----------       -----------      -----------       -----------
   Total costs and expenses .....................        4,258,000         3,868,000       12,937,000         9,483,000
                                                       -----------       -----------      -----------       -----------
Pretax income (loss) from continuing operations..          (68,000)          699,000       (1,764,000)          758,000
Provision (benefit) for income taxes ............          (28,000)          270,000         (706,000)          295,000
                                                       -----------       -----------      -----------       -----------
Income (loss) from continuing operations ........          (40,000)          429,000       (1,058,000)          463,000

DISCONTINUED OPERATIONS
Income from operations of discontinued
     operations, net of applicable taxes ........               --           873,000               --         3,547,000

                                                       -----------       -----------      -----------       -----------
NET INCOME (LOSS)  ..............................      $   (40,000)      $ 1,302,000     $ (1,058,000)      $ 4,010,000
                                                       ===========       ===========      ===========       ===========


                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                             SEPTEMBER 30,            SEPTEMBER 30,
                                                           ------------------       -----------------
                                                           2000         1999        2000        1999
                                                           -----        -----       -----       -----

 REVENUES, NET ....................................        100.0%      100.0%      100.0%      100.0%

 COSTS AND EXPENSES
 Selling and administrative expenses ..............         78.4%       62.9%       84.0%       69.8%
 Advertising ......................................          4.6%        5.9%       11.2%        4.8%
 Occupancy costs ..................................         14.0%       12.1%       15.8%       13.9%
 Depreciation and amortization ....................          4.7%        3.9%        4.8%        4.1%
                                                           -----       -----       -----       -----
    Total costs and expenses ......................        101.7%       84.8%      115.8%       92.6%
                                                           -----       -----       -----       -----
 Pretax income (loss) from continuing operations ..         -1.7%       15.2%      -15.8%        7.4%
 Provision (benefit) for income taxes .............         -0.7%        5.9%       -6.3%        2.9%
                                                           -----       -----       -----       -----
 Income (loss) from continuing operations .........         -1.0%        9.3%       -9.5%        4.5%

 DISCONTINUED OPERATIONS
 Income from operations of discontinued
      operations, net of applicable taxes .........         --          19.1%       --          34.6%

                                                           -----       -----       -----       -----
 NET INCOME (LOSS)  ...............................         -1.0%       28.4%       -9.5%       39.1%
                                                           =====       =====       =====       =====



THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999.



       NET REVENUES

       Net revenues for the three months ended September 30, 2000 from travel stores, wholesale operations, and Internet and call center operations were $4.0 million, $0.1 million, and $0.1 million as compared to $4.4 million, $0.2 million, and $0.0 for the three months ended September 30, 1999, respectively.

       Net revenues from travel stores for the three months ended September 30, 2000 decreased $0.4 million, or 8.2%, to $4.0 million from $4.4 million for the same period in 1999. The decrease in net revenues in the three months ended September 30, 2000 was primarily due to a decrease in airline ticket sales and override commissions earned in 2000 as compared to the same period in 1999. The commission rate earned on airline tickets sold at the Company's retail stores in 2000 decreased to 11.4% from 12.0% in 1999. The decrease in commission rate was primarily the result of a decrease in override commissions for the three months ended September 30, 2000 as compared to the same period in 1999.

       SELLING AND ADMINISTRATIVE EXPENSES

       Selling and administrative expenses for the three months ended September 30, 2000 increased $0.4 million, or 14.4% to $3.3 million from $2.9 million for the same period in 1999. The increase in selling and administrative expenses is primarily due to the operation of 14 travel stores in 2000 resulting from the purchase and assumption of leases of new travel stores in the third and fourth quarters of 1999. Selling and administrative expenses as a percentage of net revenues increased to 78.4% in the three months ended September 30, 2000 from 62.9% in the three months ended September 30, 1999.

       ADVERTISING

       Advertising expenses for the three months ended September 30, 2000 decreased $0.1 million, or 27.6% to $0.2 million from $0.3 million for the same period in 1999. The decrease in advertising expenses in the three months ended September 30, 2000 was primarily due to the Company's decision to scale back the operations of its Internet and call center. Advertising expenses as a percentage of net revenues decreased to 4.6% in the three months ended September 30, 2000 from 5.9% in the three months ended September 30, 1999.

       OCCUPANCY COSTS

       The Company's occupancy costs includes costs such as rental expense, common area maintenance, insurance, and property and real estate taxes for the Company's travel stores.

       Occupancy costs for the three months ended September 30, 2000 and 1999 were $0.6 million. Occupancy costs as a percentage of net revenues increased to 14.0% in the three months ended September 30, 2000 from 12.1% in the three months ended September 30, 1999.

       DEPRECIATION AND AMORTIZATION

       Depreciation and amortization expenses for the three months ended September 30, 2000 and 1999 were $0.2 million. Depreciation and amortization expenses as a percentage of net revenues increased to 4.7% in the three months ended September 30, 2000 from 3.9% in the three months ended September 30, 1999.

       INCOME (LOSS) FROM CONTINUING OPERATIONS

       Loss from continuing operations for the three months ended September 30, 2000 was $0.0 million, compared to income from continuing operations of $0.4 million in the three months ended September 30, 1999. The decrease in income from continuing operations of $0.4 million in the three months ended September 30, 2000 was primarily the result of a decrease in airline ticket sales and override commissions earned in 2000 as compared to the same period in 1999. Loss from continuing operations as a percentage of net revenues was 1.0% in the three months ended September 30, 2000 as compared to income from continuing operations of 9.3% in the three months ended September 30, 1999.

       NET INCOME (LOSS)

       Net loss for the three months ended September 30, 2000 was $0.0 million, compared to net income of $1.3 million for the three months ended September 30, 1999. The decrease in net income of $1.3 million is primarily the result of a decrease in income from continuing operations of $0.4 million, as explained above, and a decrease in net income of $0.9 million from discontinued operations. In accordance with APB No. 30, the Company has not recorded any income from discontinued operations in the three months ended September 30, 2000, as such income has previously been estimated and recorded as an offset to the estimated loss on disposal of discontinued operations in the Company's Consolidated Statements of Income for the year ended December 31, 1999 in connection with the Company's decision to sell its consumer financial services business.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

       NET REVENUES

       Net revenues for the nine months ended September 30, 2000 from travel stores, wholesale operations and Internet and call center operations were $10.5 million, $0.5 million, and $0.2 million as compared to $9.7 million, $0.5 million, and $0.0 for the nine months ended September 30, 1999, respectively.

       Net revenues from travel stores for the nine months ended September 30, 2000 increased $0.8 million, or 8.1%, to $10.5 million from $9.7 million for the same period in 1999. The increase in net revenues in the nine months ended September 30, 2000 was primarily due to an increase in service charges and an increase in net revenues from the operation of 38 travel stores in 2000 resulting from the purchase and assumption of leases of new travel stores at various times throughout 1999, offset by a decrease in override commissions earned in 2000. The commission rate earned on airline tickets sold at the Company's retail stores was 10.5% in the nine months ended September 30, 2000 as compared to 10.8% in the nine months ended September 30, 1999.

       SELLING AND ADMINISTRATIVE EXPENSES

       Selling and administrative expenses for the nine months ended September 30, 2000 increased $2.2 million, or 31.2% to $9.4 million from $7.2 million for the same period in 1999. Of this $2.2 million increase, $1.6 million reflects the increase in selling and administrative expenses from the operation of 38 travel stores in 2000 resulting from the purchase and assumption of leases of new travel stores at various times during 1999. The remaining increase of $0.6 million is primarily the result of an increase in Internet and call center operating expenses which commenced operation in July 1999, offset by a decrease in corporate overhead. Selling and administrative expenses as a percentage of net revenues increased to 84.0% in the nine months ended September 30, 2000 from 69.8% in the nine months ended September 30, 1999.

       ADVERTISING

       Advertising expenses for the nine months ended September 30, 2000 increased $0.8 million, or 154.4% to $1.3 million from $0.5 million for the same period in 1999. The increase in advertising expenses in the nine months ended September 30, 2000 was primarily due to an advertising campaign launched by the Company to increase the brand awareness of the Company's Internet websites "VuelaBarato.com" and "4GreatFares.com" during the first six months of fiscal 2000. Advertising expenses as a percentage of net revenues increased to 11.2% in the nine months ended September 30, 2000 from 4.8% in the nine months ended September 30, 1999.

       OCCUPANCY COSTS

       The Company's occupancy costs includes costs such as rental expense, common area maintenance, insurance, and property and real estate taxes for the Company's travel stores.

       Occupancy costs for the nine months ended September 30, 2000 increased $0.4 million, or 24.2% to $1.8 million from $1.4 million for the same period in 1999. The increase in occupancy costs in the nine months ended September 30, 2000 was primarily due to the operation of 38 travel locations resulting from the purchase and assumption of leases of new travel stores at various times throughout 1999. Occupancy costs as a percentage of net revenues increased to 15.8% in the nine months ended September 30, 2000 from 13.9% in the nine months ended September 30, 1999.

       DEPRECIATION AND AMORTIZATION

       Depreciation and amortization expenses for the nine months ended September 30, 2000 increased $0.1 million, or 28.3% to $0.5 million from $0.4 million for the same period in 1999. The increase in depreciation and amortization expenses was primarily the result of the purchase and assumption of leases of 38 new travel stores at various times throughout 1999. Depreciation and amortization expenses as a percentage of net revenues increased to 4.8% in the nine months ended September 30, 2000 from 4.1% in the nine months ended September 30, 1999.

       INCOME (LOSS) FROM CONTINUING OPERATIONS

       Loss from continuing operations for the nine months ended September 30, 2000 was $1.1 million, compared to income from continuing operations of $0.5 million in the nine months ended September 30, 1999. The decrease in income from continuing operations of $1.6 million in the nine months ended September 30, 2000 was primarily the result of losses due to the Company's Internet and call center operations which commenced operations in July 1999. Loss from continuing operations as a percentage of net revenues was 15.8% in the nine months ended September 30, 2000 as compared to income from continuing operations of 7.4% in the nine months ended September 30, 1999.

       NET INCOME (LOSS)

       Net loss for the nine months ended September 30, 2000 was $1.1 million, compared to net income of $4.0 million for the nine months ended September 30, 1999. The decrease in net income of $5.1 million is primarily the result of a decrease in income from continuing operations of $1.6 million, as explained above, and a decrease in net income of $3.5 million from discontinued operations. In accordance with APB No. 30, the Company has not recorded any income from discontinued operations in the nine months ended September 30, 2000, as such income has previously been estimated and recorded as an offset to the estimated loss on disposal of discontinued operations in the Company's Consolidated Statements of Income for the year ended December 31, 1999 in connection with the Company's decision to sell its consumer financial services business.

LIQUIDITY AND CAPITAL RESOURCES

       Continuing Operations

       We primarily finance our continuing operations through the cash flow generated from operations and existing cash balances.

       Net cash provided by continuing operations totaled $0.7 million during the nine months ended September 30, 2000. During this period the primary source of net cash provided by operating activities was changes in accrued expenses and other current liabilities. Net cash provided by continuing operations totaled $6.6 million during the nine months ended September 30, 1999. During this period the primary source of net cash provided by operating activities was from changes in accrued expenses and other current liabilities, changes in notes receivable from affiliates and income tax receivables.

       In the nine months ended September 30, 2000, cash flows provided by the operating activities of continuing operations totaled $0.7 million and together with existing cash balances funded capital expenditures of $0.9 million. Net cash provided by discontinued operations totaled $0.2 million during the nine months ended September 30, 2000.

       In the nine months ended September 30, 1999, cash flows provided by the operating activities of continuing operations totaled $6.6 million. Cash used in investing activities included the purchase and assumption of leases of new travel stores in the amount of $4.0 million and capital expenditures of $1.2 million. Net cash by used by financing activities to purchase treasury stock totaled $0.7 million during the nine months ended September 30, 1999. Net cash used by discontinued operations totaled $3.1 million during the nine months ended September 30, 1999.

       Our continuing operations generate sufficient capital to fund their ongoing operating activities. Capital expenditures for renewals and betterments for our ongoing operations can be met from the Company's existing operating cash flows. However, development of our Internet business will require substantial capital to support advertising, systems development and expansion. Additional expansion of the Company's network of travel agencies and continued development of our Internet business will require substantial capital and is expected to be funded through the sale of our discontinued operations.

       Discontinued Operations

       Our discontinued operations are funded with cash flow from operations and with borrowings under our Credit Agreement. On August 11, 2000, a new credit agreement was entered into with several banks and Union Bank of California, N.A. as Agent ("Union Bank Line of Credit) that provides for the issuance of notes up to $55,000,000 subject to an allowable borrowing base. Our previous line of credit with several banks and Wells Fargo Bank National Association, as Agent, was repaid on August 11, 2000. The amount outstanding under the Union Bank Line of Credit, including $0.6 million of Letters of Credit outstanding totaled $25.6 million at September 30, 2000 and are included in net assets of discontinued operations in the Consolidated Condensed Balance Sheet. The amount of unused credit under the facility was limited by the allowable borrowing base and was approximately $8.3 million at September 30, 2000.


       Borrowings under the Union Bank Line of Credit are limited to 70% of eligible receivable contracts as defined in the credit agreement. Substantially all of the assets and stock of Central Consumer Finance Company ("CCFC"), a wholly owned subsidiary of the Company, has been pledged as collateral for amounts borrowed under the Union Bank Line of Credit. The Union Bank Line of Credit requires, among other things, that the Company maintain specific financial ratios and satisfy certain financial covenants with respect to CCFC and restricts, among other things, CCFC's ability to incur additional indebtedness, pay dividends, make certain restricted payments or consummate certain asset sales. Interest on the Union Bank Line of Credit is determined at the Company's option, equal to either, (a) 87.5 basis points above the higher of the prime rate Union Bank of California announces or the federal funds rate plus 50 basis points or (b) 225 basis points above the interest rate per annum at which Union Bank of California offers deposits in dollars to prime banks in the London Eurodollar market.

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


                                    CENTRAL FINANCIAL ACCEPTANCE CORPORATION


November 14, 2000                   /s/ Gary M. Cypres
                                    -----------------------------------------
                                    Gary M. Cypres
                                    Chairman of the Board



November 14, 2000                   /s/ Howard Weitzman
                                    -----------------------------------------
                                    Howard Weitzman
                                    Chief Financial Officer


November 14, 2000                   /s/ Wanda Anesh
                                    -----------------------------------------
                                    Wanda Anesh
                                    Controller